Form 10-Q
period 1995-03-31
TRANS INDUSTRIES INC
filed 1995-05-15
CIK 99102

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended March 31, 1995                 Commission File Number 0-4539

                             TRANS-INDUSTRIES, INC.

             (Exact name of registrant as specified in its charter)

                Delaware                 13-2598139

(State or other jurisdiction of          (I.R.S. Employer Identification No.)
 incorporation or organization)

                  2637 Adams Road, Rochester Hills, MI  48309

                      (Address)                            (Zip Code)

       Registrant's Telephone Number, including Area Code (810) 852-1990

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities and Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing
requirements for the past 90 days.   YES  X      NO__


The number of shares outstanding of registrant's Common stock, par value $.10 per share, at March 31, 1995 was 2,927,000.

                TRANS-INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

                FORM 10Q - FOR THE QUARTER ENDED MARCH 31, 1995

                                     INDEX


PART I.  Financial Information


Item 1.   FINANCIAL STATEMENTS

          A.   Consolidated Statements of Operations ---
                  Three months ended March 31, 1995 and 1994.

          B.   Consolidated Balance Sheets ---
                  March 31, 1995 and December 31, 1994.

          C.   Consolidated Statements of Cash Flows ---
                  Three months ended March 31, 1995 and 1994.

          D.   Notes to Consolidated Financial Statements.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


PART II.  Other Information

Item 1.   Legal Proceedings

Item 6.   Exhibits and Reports on Form 8-K

          Signatures

     TRANS-INDUSTRIES, INC. AND SUBSIDIARIES

A.   CONSOLIDATED STATEMENTS OF OPERATIONS  (Unaudited)

                                                            For 3 Months Ended:
                                                            ------------------
                                                       3/31/95             3/31/94
                                                       -------             -------
 1.  Gross sales less discounts, returns
     and allowances                                    $5,256,980         $5,796,200

 2.  Cost of goods sold                                 3,922,977          4,284,693
                                                       ----------         ----------

 3.  Gross Profit                                       1,334,003          1,511,507

 4.  Selling, general and administrative Exp.           1,501,689          1,416,558
                                                       ----------         ----------

 5.  Operating Income                                  (  167,686)            94,949

 6.  Other income/expense
       Interest expense                                   224,856            182,359
       Other income                                    (  115,989)        (    2,138)
                                                       ----------         ----------

       Total other income/expense                         108,867            180,221
                                                       ----------         ----------

 7.  Loss before income taxes                          (  276,553)        (   85,272)
 8.  Income tax expense                                (  101,000)        (   28,000)
                                                       ----------         ----------

 9.  Net loss                                          ($ 175,553)        ($  57,272)
                                                       ----------         ----------
                                                       ----------         ----------
10.    Loss per share                                  ($     .06)        ($     .02)
                                                       ----------         ----------

11.  Dividends per share                                     -                  -
                                                       ----------         ----------

               TRANS-INDUSTRIES, INC. AND SUBSIDIARIES

B.                             CONSOLIDATED BALANCE SHEETS
                               ---------------------------
ASSETS                                                          LIABILITIES AND STOCKHOLDERS' EQUITY
- ------                                                          ------------------------------------

Current Assets                    3/31/95       12/31/94        Current Liabilities                       3/31/95        12/31/94
- --------------                  (Unaudited)     (Audited)       -------------------                     (Unaudited)      (Audited)
                                -----------     ---------                                               -----------      ---------
   Cash                        $   49,952      $   27,739         Notes payable (Note 5)                $ 2,778,033     $ 2,389,367
   Accounts receivable (net)    5,772,199       5,367,133         Current installments
   Inventories (Note 2)         4,837,696       4,817,825           - Long term debt (Note 5)               365,730         368,544
   Prepaid Expenses               327,504         286,243           - Capital Leases                         13,416          19,803
   Deferred Income Taxes          320,000         320,000         Accounts payable - trade                2,489,934       2,435,110
                                  -------         -------         Accrued liabilities                       900,950         768,514
   Total current assets        11,307,351      10,818,940         Income Taxes                            ( 101,000)            -0-
                               ----------      ----------                                               -----------     -----------
                                                                  Total current liabilities               6,447,063       5,981,338
                                                                                                        -----------     -----------

Property, Plant & Equipment,                                    Deferred Income Taxes - Non-current         373,000         373,000
  at Cost
- ----------------------------

   Land                           382,519         382,519       Long term debt-
   Land improvements              126,660         126,660
   Buildings                    5,268,800       5,272,324         Current portion shown above (Note 5)    5,267,887       5,318,208
   Machinery & equipment        6,121,190       6,828,160         Other non-current liabilities             316,442         332,197
                               ----------       ----------
                               11,899,169      12,609,663

  Less: accumulated
        depreciation           (7,492,832)     (8,009,178)
                               ----------      ----------
   Net plant and equipment      4,406,337       4,600,485       Stockholders' Equity
                               ----------      ----------       --------------------

Other Assets                                                    Preferred stock of $1.00 par value
- ------------                                                      per share - authorized 500,000
   Investments in Affiliates       10,000          10,000         shares: issued none                        --              --

   Patents, licenses & trade-                                   Common stock of $.10 par value per
     marks, net of accumulated                                    share - authorized 10,000,000 shares;
     amortization                  27,408          28,158         2,950,000 shares issued and 2,927,000
                                                                  outstanding at 3/31/95                    295,000         295,000


   Excess of cost of investment
     in stock of subsidiary over                                Treasury Stock                            (   2,300)      (   2,300)
      equity in underlying net                                  Additional paid-in capital                3,796,546       3,796,546
     assets of acquisition        300,853         311,996       Retained earnings                         ( 160,360)         15,193
                                                                Foreign currency translation              (  98,357)      ( 113,256)
                                                                                                        -----------     -----------

   Sundry                         182,972         226,347                                                 3,830,529       3,991,183
                                                                                                        -----------     -----------

Total assets                  $16,234,921     $15,995,926       Total liabilities and stockholders'     $16,234,921     $15,995,926
                              ===========     ===========       equity                                  ===========     ===========



See Notes to Financial Statements

                             TRANS-INDUSTRIES, INC.
                     Consolidated Statements of Cash Flows
C.          For the Three Months Ended March 31, 1995 and 1994


                                                   Three Months Ended March 31
                                                   ---------------------------
                                                      1995           1994
                                                      ----           ----
                                                   (Unaudited)    (Unaudited)
                                                   -----------    -----------

CASH FLOWS FROM OPERATING ACTIVITIES
- ------------------------------------
Net (Loss)                                        ($ 175,553)    ($  57,272)
Adjustments to reconcile net income (loss)
to net cash provided by operations:
  Depreciation                                       218,668        197,310
  Decrease (increase) in accts. receiv.           (  405,066)     1,181,713
  Decrease (increase) in inventory                (   19,871)    (  121,013)
  Decrease (increase) in prepaid exp.             (   41,261)       150,371
  Increase (decrease) in accts. payable               54,824     (  275,634)
  Increase (decrease) in accr. liab.                 132,436     (   74,469)
  Increase (decrease) in income taxes             (  101,000)    (   29,000)
  Disposal of fixed assets                             4,180            -0-
  (Gain)/loss on sale of fixed assets             (   11,317)           -0-
                                                  ----------     ----------

Net Cash Provided (Used) by Operations:           (  343,960)       972,006

CASH FLOWS FROM INVESTING ACTIVITIES
- ------------------------------------

  Purchase of fixed assets                        (   37,115)           -0-
  Proceeds from sale of fixed assets                  75,000            -0-
                                                  ----------     ----------

Net Cash Provided (Used) by Investing:                37,885            -0-

CASH FLOWS FROM FINANCING ACTIVITIES
- ------------------------------------

  Net increase (repayment) of long-term
     borrowings                                   (   75,277)    (   99,791)
    Net proceeds (payment) of credit line            388,666     (  874,359)
                                                  ----------     ----------

Net Cash Provided (Used) by Financing:               313,389     (  974,150)

Foreign currency translation                          14,899          7,866
                                                  ----------     ----------

Net Increase in Cash:                                 22,213          5,722
Cash at beginning of year                             27,739        120,943
                                                  ----------     ----------
Cash at end of quarter                            $   49,952     $  126,665
                                                  ----------     ----------

                                                  ----------     ----------

Supplemental Disclosures:
  Interest paid                                   $  172,397     $  147,943
  Income taxes (refunded) paid, net                      -0-            -0-

D.                 TRANS-INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.   Basis of Presentation

     The financial information presented as of any date other than December 31 has been prepared from the Company's books and records without audit. Financial information as of December 31 has been derived from the audited financial statements of the Company. In the opinion of management, all adjustments consisting of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods indicated, have been included. For further information regarding the Company's accounting policies, refer to the consolidated financial statements and related notes included in the Company's annual report on form 10-K for the year ended December 31, 1994.


2.   Inventories

     The major components of inventories are:

                                       3/31/95     12/31/94
                                       -------     --------
     Raw Materials                   $2,834,407   $2,843,470
     Work in Process                    737,509      768,064
     Finished Goods                   1,265,780    1,206,291
                                     ----------   ----------

                                     $4,837,696   $4,817,825
                                     ----------   ----------

                                     ----------   ----------


3.   Principles of Consolidation

     There have been no significant changes in the principles of consolidation since our most recent audited financial statements.


4.   Significant Accounting Policies

     There have been no significant changes in the accounting policies since our most recent audited financial statements.

D.                 TRANS-INDUSTRIES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


5.   Long-Term Debt

     Long-term debt at March 31, 1995 consisted of the following:

          Trans-Industries, Inc., $3,840,000 term
          note, payable in monthly installments of
          $39,249 which includes interest at 1 1/4
          percent over the bank's prime lending rate,
          and a balloon payment of $3,228,259 in
          October 1999. The note is secured by
          substantially all the assets of
          Trans-Industries, Inc. and subsidiaries.           $3,807,776

          Transmatic Europe Ltd., $232,360 mortgage,
          payable in monthly installments of $890 plus
          interest at 9.99%.  The mortgage is secured by
          certain property and is due August 9, 2003.           213,176

          Trans-Industries, Inc., $1,000,000 convertible
          subordinated debentures, payable in annual
          installments of $142,857 plus interest at 10%.
          Interest is payable semiannually commencing
          April 30, 1992.  The debentures are due
          October 30, 2001.                                   1,000,000

          Trans-Industries, Inc., $300,000 convertible
          subordinated debentures, payable in annual
          installments of $42,858 plus interest at 10%.
          Interest is payable quarterly commencing
          March 15, 1992.  The debentures are due
          December 30, 2001.                                    300,000

          Term note, payable in monthly installments of
          $3,229, including interest at 1.25% above the
          bank's prime lending rate.  The note is due
          January 1, 1999.                                      148,542

          Term note, payable in monthly installments of
          $896 including interest at a rate of 6%.  The
          note is due January 21, 2002.                         124,226

          Other                                                  39,897
                                                             ----------
                                                             $5,633,617
          Less current installments                          (  365,730)
                                                             ----------
          Long-term debt                                     $5,267,887
                                                             ==========



                   TRANS-INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


5.   Long-Term Debt (continued)

     The Trans-Industries, Inc. term loan agreement contains restrictive provisions relating principally to the maintenance of working capital, net worth, ratio of debt to net worth, payment of dividends, and acquisition of fixed assets. At March 31, 1995 the Company was in compliance with all provisions.

     The Company also has a secured $ 5,500,000 line of credit of which $2,778,033 was utilized at March 31, 1995. Interest is charged at 1 1/4 percent over the bank's prime lending rate. This line of credit expires on April 1, 1996. The line is secured by substantially all of the assets of Trans-Industries, Inc. and its subsidiaries.

                    TRANS-INDUSTRIES, INC. AND SUBSIDIARIES

Item 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                      CONDITION AND RESULTS OF OPERATIONS

                     For Three Months Ended March 31, 1995

Sales and Earnings

     Sales for the quarter ended March 31, 1995 were $5,256,980 compared to $5,796,200 for the same period a year ago. This decrease of $539,220 is due in part to the Company's discontinuation of the Molded Composite product line, and in part to lagging sales of the Company's Dustcontrol equipment. Additionally, foreign sales for the first quarter of 1995 were down from the first quarter a year ago. Quoting activity has been heavy in recent months for the Dustcontrol products and in our foreign markets. It is expected that sales will reflect the increased activity beginning in the second quarter of 1995.
     During the first quarter of 1995, the Company realized a net loss of $175,553 on sales of $5,256,980. For the same period of the prior year, the Company reported net loss of $57,272 on sales of $5,796,200. This increase in losses, was directly attributable to the fall off in sales volume. It is anticipated by management that market conditions will improve during the second quarter of 1995 and likewise, improved sale volumes will result. Loss per share for the first quarter was ($.06) and ($.02) for 1995 and 1994, respectively. Loss per share was computed on the adjusted weighted average number of shares outstanding during the quarter for 1995 and 1994, which were 2,927,000 and 2,927,000, respectively.

Inventories

     Inventory valuation is based upon the lower of cost or market. At March 31, 1995, consolidated inventories were $4,837,696 compared to $5,026,126 a year ago. The decrease of $188,430 is a result of the Companies overall efforts to reduce inventory levels and the associated carrying costs.

Interest

          Interest expense amounted to approximately $225,000 and $182,000 for the first quarter of 1995 and 1994 respectively. This increase of $43,000 was the result of slightly higher interest rates in 1995.

Financial Conditions

     Current financial resources coupled with anticipated funds from operations are expected to meet funding requirements for the remainder of the year, based upon present needs.

                          PART II - OTHER INFORMATION



Item 1.                      LEGAL PROCEEDING

     The Company was one of several defendants in a lawsuit, directed toward a former investment counseling firm not associated with the Company, for which the plaintiffs were seeking $3 million in compensatory losses and $6.5 million in punitive damages. During 1992, the Company received a summary judgement dismissing it as a defendant in the case. A trial was subsequently held, and the remaining defendants received a favorable verdict. The plaintiffs then appealed all of the dismissals and the verdict. In April of 1995, the Court of Appeals dismissed the plaintiff's appeal, thereby concluding the lawsuit.

     The Company is the plaintiff in a patent infringement lawsuit. During November of 1993, an advisory jury recommended a decision in favor of the Company. In April of 1994 the judge concurred with the advisory jury and ordered that the defendant be enjoined from any further manufacture, use, or sale of the accused patented device. It was also ordered that the defendant pay approximately $3 million in damages. On May 9, 1994, the defendant filed to appeal this decision. The Company subsequently filed a counter appeal seeking recovery of additional damages. On May 2, 1995 the Company was notified that the U.S. Circuit Court of Appeals reversed the District Courts ruling that the defendant committed "no literal infringement" of a patent on a lighting fixture for buses. The court further ruled that the defendants fixture was covered by the patent, and sent the case back to the Federal District court for "further findings of fact" and re-evaluation of damages. This matter is expected to be resolved in the next 3-5 months.




Item 6.           EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

     Exhibit
     Number                             Description
     -------                            -----------
       27                               Financial Data Schedule


     (b) Form 8K dated April 19, 1994 and Form 8K/A dated May 23, 1994; change in registrants certifying accountant.

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of l934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          TRANS-INDUSTRIES, INC.




Date:  5/10/95                            /s/ Kai Kosanke
     ------------------                   -------------------------------
                                          Kai Kosanke, Treasurer
                                          and Chief Financial Officer



Date:  5/10/95                            /s/ Paul Clemo
     ------------------                   -------------------------------
                                          Paul Clemo
                                          Assistant Treasurer

                                EXHIBIT INDEX




Exhibit
  No.                                Description                           Page
- -------                              -----------                           ----
 27                                  Financial Data Schedule
