Form 10-Q
period 1995-06-30
TRANS INDUSTRIES INC
filed 1995-08-11
CIK 99102

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

     For Quarter Ended June 30, 1995          Commission File Number 0-4539

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities and Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such
filing requirements for the past 90 days.YES _X_     NO ___





The number of shares outstanding of registrant's Common stock, par value $.10 per share, at June 30, 1995 was 2,927,000.

                TRANS-INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

                 FORM 10Q - FOR THE QUARTER ENDED JUNE 30, 1995

                                     INDEX


PART I.  Financial Information


Item 1.  FINANCIAL STATEMENTS

         A. Consolidated Statements of Operations ---
            Three months ended June 30, 1995 and 1994.
            Six months ended June 30, 1995 and 1994.

         B. Consolidated Balance Sheets ---
            June 30, 1995 and December 31, 1994.

         C. Consolidated Statements of Cash Flows ---
            Six months ended June 30, 1995 and 1994.

         D. Notes to Consolidated Financial Statements.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


PART II. Other Information

Item 1.  Legal Proceedings

Item 6.  Exhibits and Reports on Form 8-K

         Signatures

                               TRANS-INDUSTRIES, INC. AND SUBSIDIARIES

A.  CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

                                                 For 3 Months Ended:             For 6 Months Ended:
                                                 ------------------              ------------------

                                               6/30/95         6/30/94         6/30/95          6/30/94
                                               -------         -------         -------          -------
 1. Gross sales less discounts, returns
    and allowances                           $5,932,229      $6,132,079      $11,189,209      $11,928,279

 2. Cost of goods sold                        4,067,294       4,374,012        7,990,271        8,658,705
                                              ---------       ---------        ---------        ---------

 3. Gross profit                              1,864,935       1,758,067        3,198,938        3,269,574

 4. Selling, general and administrative exp.  1,376,188       1,436,386        2,877,877        2,852,944
                                              ---------       ---------        ---------        ---------

 5. Operating income                            488,747         321,681          321,061          416,630

 6. Other income/expense
      Interest expense                          238,943         200,170          463,799          382,529
      Other income                               (8,935)           (104)        (124,924)          (2,242)
                                              ---------       ---------        ---------        ---------

      Total other income/expense                230,008         200,066          338,875          380,287
                                              ---------       ---------        ---------        ---------

 7. Earnings before income taxes                258,739         121,615          (17,814)          36,343
 8. Income tax expense                           75,000          75,000          (26,000)          47,000
                                              ---------       ---------        ---------        ---------

 9. Net Profit                                $ 183,739       $  46,615         $  8,186         ($10,657)
                                              =========       =========        =========        =========

10. Earnings per share                        $     .06       $     .02         $    .00         $    .00
                                              ---------       ---------        ---------        ---------

11. Dividends per share                            -               -                -                -
                                              ---------       ---------        ---------        ---------


                    TRANS-INDUSTRIES, INC. AND SUBSIDIARIES

B.                        CONSOLIDATED BALANCE SHEETS

ASSETS                                                            LIABILITIES  AND STOCKHOLDERS' EQUITY
- ------                                                            -------------------------------------
Current Assets                   6/30/95   12/31/94               Current Liabilities                    6/30/95        12/31/94
                              (Unaudited)  (Audited)                                                   (Unaudited)     (Audited)
                              ----------   ---------                                                   -----------     ----------

    Cash                     $   85,291   $   27,739                      Notes payable (Note 5)       $ 2,998,551    $ 2,389,367
    Accounts receivable
      (net)                   5,731,207    5,367,133                      Current installments
    Inventories (Note 2)      5,078,522    4,817,825                        - Long term debt (Note 5)      351,140       368,544
    Prepaid expenses            316,408      286,243                        - Capital leases                 6,817        19,803
    Deferred income taxes       320,000      320,000                      Accounts payable - trade       2,315,569     2,435,110
                             ----------   ----------                      Accrued liabilities              734,505       768,514
    Total current assets     11,531,428   10,818,940                      Income taxes                     (26,000)          -0-
                             ----------   ----------                                                     ---------     ---------
                                                                          Total current liabilities      6,380,582     5,981,338
                                                                                                         ---------     ---------
Property, Plant & Equipment,                                           Deferred Income Taxes -
  at Cost                                                                Non-current                       373,000       373,000
- ------------------------------
    Land                         382,519      382,519                  Long term debt-
    Land improvements            126,660      126,660
                                                                        Current portion shown
    Buildings                  5,274,448    5,272,324                    above (Note 5)                 5,249,549     5,318,208
    Machinery & equipment      6,063,231    6,828,160                   Other non-current
                              ----------   ----------                    liabilities                      322,042       332,197
                              11,846,858   12,609,663
  Less: accumulated
        depreciation          (7,546,222)  (8,009,178)
                              ----------   ----------
    Net plant and equipment    4,300,636    4,600,485                  Stockholders' Equity
                              ----------   ----------                  --------------------
Other Assets                                                           Preferred stock of $1.00 par value
- ------------                                                             per share - authorized 500,000
    Investments in                                                       shares: issued none                    --           --
      affiliates                 10,000        10,000

    Patents, licenses & trade-                                         Common stock of $.10 par value per
      marks, net of accumulated                                          share - authorized 10,000,000
      amortization               26,658        28,158                    shares; 2,950,000 shares issued
                                                                         and 2,927,000 outstanding at
                                                                         6/30/95                          295,000       295,000
    Excess of cost of
      investment in stock of
      subsidiary over                                                  Treasury Stock                      (2,300)       (2,300)
      equity in underlying                                             Additional paid-in capital       3,796,546     3,796,546
      net assets of                                                    Retained earnings                   23,379        15,193
      acquisition               289,711      311,996                   Foreign currency translation       (99,940)     (113,256)
                                                                                                      -----------   -----------
    Sundry                      179,425      226,347                                                    4,012,685     3,991,183
                                                                                                      -----------   -----------
Total assets                $16,337,858  $15,995,926                   Total liabilities and
                            ===========  ===========                   stockholders' equity           $16,337,858   $15,995,926
                                                                                                      ===========   ===========

See Notes to Financial Statements

                             TRANS-INDUSTRIES, INC.
                     Consolidated Statements of Cash Flows
C.             For the Six Months Ended June 30, 1995 and 1994


                                                       Six Months Ended June 30
                                                       ------------------------
                                                           1995                1994
                                                           ----                ----
                                                       (Unaudited)         (Unaudited)
                                                       -----------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES
- ------------------------------------

Net (Loss)                                             $   8,186             ($10,657)
Adjustments to reconcile net income (loss)
to net cash provided by operations:
  Depreciation                                           389,125              400,510
  Decrease (increase) in accts. receiv.                 (364,074)             469,064
  Decrease (increase) in inventory                      (260,697)             102,491
  Decrease (increase) in prepaid exp.                    (30,165)             104,834
  Increase (decrease) in accts. payable                 (119,541)            (482,953)
  Increase (decrease) in accr. liab.                     (34,009)            (206,956)
  Increase (decrease) in income taxes                    (26,000)              46,000
  Disposal of fixed assets                                 4,180                  -0-
  (Gain)/loss on sale of fixed assets                     (7,338)                 -0-
                                                    ------------         ------------
Net Cash Provided (Used) by Operations:                 (440,333)             422,333

CASH FLOWS FROM INVESTING ACTIVITIES
- ------------------------------------
  Purchase of fixed assets                               (90,411)            (120,132)
  Proceeds from sale of fixed assets                      75,000                  -0-
                                                    ------------         ------------

Net Cash Provided (Used) by Investing:                   (15,411)            (120,132)

CASH FLOWS FROM FINANCING ACTIVITIES
- ------------------------------------
  Net increase (repayment) of long-term
    borrowings                                          (109,204)            (142,655)
    Net proceeds (payment) of credit line                609,184             (234,402)
                                                    ------------         ------------

Net Cash Provided (Used) by Financing:                   499,980             (377,057)

Foreign currency translation                              13,316               41,623
                                                    ------------         ------------

Net Increase in Cash:                                     57,552              (33,233)
Cash at beginning of year                                 27,739              120,943
                                                    ------------         ------------
Cash at end of quarter                                   $85,291            $  87,710
                                                    ============         ============
Supplemental Disclosures:
  Interest paid                                       $  415,350            $ 369,763
  Income taxes (refunded) paid, net                          -0-                  -0-

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


2.  Inventories

    The major components of inventories are:

                             6/30/95               12/31/94
                             -------               --------

    Raw Materials          $2,940,981             $2,843,470
    Work in Process           738,293                768,064
    Finished Goods          1,399,248              1,206,291
                           ----------             ----------
                           $5,078,522             $4,817,825
                           ==========             ==========



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

D.                 TRANS-INDUSTRIES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.  Long-Term Debt

    Long-term debt at June 30, 1995 consisted of the following:

     Trans-Industries, Inc., $3,840,000 term
     note, payable in monthly installments of
     $39,249 which includes interest at 1 1/4
     percent over the bank's prime lending rate,
     and a balloon payment of $3,228,259 in
     October 1999. The note is secured by
     substantially all the assets of
     Trans-Industries, Inc. and subsidiaries.          $3,789,613

     Transmatic Europe Ltd., $232,360 mortgage,
     payable in monthly installments of $890 plus
     interest at 9.99%.  The mortgage is secured by
     certain property and is due August 9, 2003.          209,469

     Trans-Industries, Inc., $1,000,000 convertible
     subordinated debentures, payable in annual
     installments of $142,857 plus interest at 10%.
     Interest is payable semiannually commencing
     April 30, 1992.  The debentures are due
     October 30, 2001.                                  1,000,000

     Trans-Industries, Inc., $300,000 convertible
     subordinated debentures, payable in annual
     installments of $42,858 plus interest at 10%.
     Interest is payable quarterly commencing
     March 15, 1992.  The debentures are due
     December 30, 2001.                                   300,000

     Term note, payable in monthly installments of
     $3,229, including interest at 1.25% above the
     bank's prime lending rate.  The note is due
     January 1, 1999.                                     138,855

     Term note, payable in monthly installments of
     $896 including interest at a rate of 6%.  The
     note is due January 21, 2002.                        123,440

     Other                                                 39,312
                                                       ----------
                                                       $5,600,689
     Less current installments                           (351,140)
                                                       ----------
     Long-term debt                                    $5,249,549
                                                       ==========



                    TRANS-INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


5.   Long-Term Debt (continued)

     The Trans-Industries, Inc. term loan agreement contains restrictive provisions relating principally to the maintenance of working capital, net worth, ratio of debt to net worth, payment of dividends, and acquisition of fixed assets. At June 30, 1995 the Company was in compliance with all provisions.

     The Company also has a secured $5,500,000 line of credit of which $2,998,551 was utilized at June 30, 1995. Interest is charged at 1 1/4 percent over the bank's prime lending rate. This line of credit expires on April 1, 1996. The line is secured by substantially all of the assets of Trans-Industries, Inc. and its subsidiaries.

                    TRANS-INDUSTRIES, INC. AND SUBSIDIARIES

Item 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                      CONDITION AND RESULTS OF OPERATIONS

                       For Six Months Ended June 30, 1995

Sales and Earnings

     Sales for the quarter ended June 30, 1995 were $5,932,229 compared to $6,132,079 for the same period a year ago. This decrease of $199,850 is primarily due to the Company's discontinuation of the molded composite product line. Molded composite sales for the second quarter of 1994 approximated $600,000. However, the Company posted increased foreign sales in the second quarter of 1995, compared to the same period in 1994, of approximately $400,000.
     During the second quarter of 1995, the Company realized a net profit of $183,739 on sales of $5,932,229. For the same period of the prior year, the Company reported net profit of $46,675 on sales of $6,132,079. This increase in profit, despite lower sales volume, is due to an improved product mix of sales. This improved mix is primarily a result of dropping the molded composite line and increasing sales of products with higher margins. Profit per share for the second quarter was $.06 and $.02 for 1995 and 1994, respectively. Profit per share was computed on the adjusted weighted average number of shares outstanding during the quarter for 1995 and 1994, which were 2,927,000 and 2,927,000, respectively.

Inventories

     Inventory valuation is based upon the lower of cost or market. At June 30, 1995, consolidated inventories were $5,078,522 compared to $4,802,622 a year ago. The increase of $275,900 is a result of the Companies preparation to accomodate sales forecasts which are above last years sales.

Interest

     Interest expense amounted to approximately $239,000 and $200,000 for the second quarter of 1995 and 1994 respectively. This increase of $39,000 was the result of slightly higher interest rates in 1995.

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

     The Company is the plaintiff in a patent infringement lawsuit. During November of 1993, an advisory jury recommended a decision in favor of the Company. In April of 1994, the judge concurred with the advisory jury and ordered that the defendant be enjoined from any further manufacture, use, or sale of the accused patented device. It was also ordered that the defendant pay approximately $3 million in damages. On May 9, 1994, the defendant filed to appeal this decision. The Company subsequently filed a counter appeal seeking recovery of additional damages. On May 2, 1995, the Company was notified that the U.S. Circuit Court of Appeals reversed the District Courts ruling that the defendant committed "no literal infringement" of a patent on a lighting fixture for buses. The court further ruled that the defendants fixture was covered by the patent, and sent the case back to the Federal District court for "further findings of fact" and re-evaluation of damages. This matter is expected to be resolved in the next 3-5 months.




Item 6.             EXHIBITS AND REPORTS ON FORM 8-K


     (b) Form 8K dated April 19, 1994, and Form 8K/A dated May 23, 1994; change in registrants certifying accountant.

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of l934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              TRANS-INDUSTRIES, INC.




Date: 8/3/95                                  Kai Kosanke
                                              ---------------------------
                                              Kai Kosanke, Treasurer
                                              and Chief Financial Officer



Date: 8/3/95                                  Paul Clemo
                                              ---------------------------
                                              Paul Clemo
                                              Assistant Treasurer

                                EXHIBIT INDEX

Exhibit No.                       Description
- -----------                       -----------

   27                             Financial Data Schedule