Form 10-Q
period 1995-09-30
TRANS INDUSTRIES INC
filed 1995-11-14
CIK 99102

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

   For Quarter Ended September 30, 1995      Commission File Number 0-4539

                             TRANS-INDUSTRIES, INC.

             (Exact name of registrant as specified in its charter)

                Delaware                               13-2598139
                --------                               ----------

(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

                  2637 Adams Road, Rochester Hills, MI  48309

                   (Address)                            (Zip Code)

       Registrant's Telephone Number, including Area Code (810) 852-1990

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing
requirements for the past 90 days.   YES __X__      NO___





The number of shares outstanding of registrant's Common stock, par value $.10 per share, at September 30, 1995 was 2,927,000.

                TRANS-INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

              FORM 10Q - FOR THE QUARTER ENDED SEPTEMBER 30, 1995

                                     INDEX


PART I.  Financial Information


Item 1.          FINANCIAL STATEMENTS
                 A.    Consolidated Statements of Operations ---
                          Three months ended September 30, 1995 and 1994.
                          Nine months ended September 30, 1995 and 1994.

                 B.    Consolidated Balance Sheets ---
                          September 30, 1995 and December 31, 1994.

                 C.    Consolidated Statements of Cash Flows ---
                          Nine months ended September 30, 1995 and 1994.

                 D.    Notes to Consolidated Financial Statements.


Item 2.          Management's Discussion and Analysis of Financial Condition and
                 Results of Operations.



PART II.  Other Information

Item 1.          Legal Proceedings

Item 5.          Other Information

Item 6.          Exhibits and Reports on Form 8-K

                 Signatures


          TRANS-INDUSTRIES, INC. AND SUBSIDIARIES

A.        CONSOLIDATED STATEMENTS OF OPERATIONS  (Unaudited)

                                                                    For 3 Months Ended:               For 9 Months Ended:
                                                                    ------------------                ------------------

                                                               9/30/95              9/30/94        9/30/95              9/30/94
                                                               -------              -------        -------              -------
 1.       Gross sales less discounts, returns
          and allowances                                     $6,549,057           $5,790,432     $17,738,266          $17,718,711

 2.       Cost of goods sold                                  4,315,931            4,164,459      12,306,202           12,823,164
                                                             ----------           ----------     -----------          -----------

 3.       Gross profit                                        2,233,126            1,625,973       5,432,064            4,895,547

 4.       Selling, general and administrative exp.            1,526,453            1,494,793       4,404,330            4,347,737
                                                             ----------           ----------     -----------          -----------

 5.       Operating income                                      706,673              131,180       1,027,734              547,810

 6.       Other income/expense
            Interest expense                                    238,418              209,372         702,217              591,901
            Other income                                     (       85)              37,265     (   125,009)              35,023
                                                             ----------           ----------     -----------          -----------

            Total other income/expense                          238,333              246,637         577,208              626,924
                                                             ----------           ----------     -----------          -----------

 7.       Earnings before income taxes                          468,340           (  115,457)        450,526           (   79,114)
 8.       Income tax expense                                    156,000           (   30,000)        130,000               17,000
                                                             ----------           ----------      ----------          -----------

 9.       Net Profit                                          $ 312,340           ($  85,457)     $  320,526          ($   96,114)
                                                             ----------           ----------     -----------          -----------

                                                             ----------           ----------     -----------          -----------

10.       Earnings per share                                  $     .11            ($    .03)     $      .11          ($      .03)
                                                             ----------           ----------     -----------          -----------

11.       Dividends per share                                      -                    -               -                      -
                                                             ----------           ----------     -----------          -----------

               TRANS-INDUSTRIES, INC. AND SUBSIDIARIES

B.                 CONSOLIDATED BALANCE SHEETS
                   ---------------------------

ASSETS                                                            LIABILITIES AND STOCKHOLDERS' EQUITY
------                                                            ------------------------------------

Current Assets                 9/30/95       12/31/94             Current Liabilities                    9/30/95         12/31/94
--------------               (Unaudited)     (Audited)            -------------------                  (Unaudited)       (Audited)
                             -----------     ---------                                                 -----------      ---------
  Cash                      $   99,359      $   27,739            Notes payable (Note 5)               $ 4,158,108     $ 2,389,367
  Accounts receivable (net)  7,100,596       5,367,133            Current installments
  Inventories (Note 2)       5,837,661       4,817,825                 - Long term debt (Note 5)           319,023         368,544
  Prepaid expenses             432,565         286,243                 - Capital leases                        -0-          19,803
  Deferred income taxes        320,000         320,000            Accounts payable - trade               2,817,744       2,435,110
                            ----------      ----------            Accrued liabilities                      846,110         768,514
  Total current assets      13,790,181      10,818,940            Income taxes                             130,000             -0-
                            ----------      ----------                                                   ---------       ---------

                                                                  Total current liabilities              8,270,985       5,981,338
                                                                                                         ---------       ---------
Property, Plant & Equipment,                                      Deferred Income Taxes - Non-current      373,000         373,000
 at Cost
----------------------------

  Land                         382,519         382,519            Long term debt-
  Land improvements            126,660         126,660
  Buildings                  5,296,905       5,272,324            Current portion shown above (Note 5)   5,216,384       5,318,208
  Machinery & equipment      6,052,018       6,828,160            Other non-current liabilities            328,642         332,197
                            ----------      ----------
                            11,858,102      12,609,663
 Less: accumulated
       depreciation         (7,630,295)     (8,009,178)
                            ----------      ----------
  Net plant and equipment    4,227,807       4,600,485            Stockholders'Equity
                            ----------      ----------            -------------------
Other Assets                                                      Preferred stock of $1.00 par value
------------                                                       per share - authorized 500,000
  Investments in affiliates     10,000          10,000              shares: issued none                        --              --

  Patents, licenses & trade-                                      Common stock of $.10 par value per
   marks, net of accumulated                                       share - authorized 10,000,000 shares;
   amortization                 25,908          28,158             2,950,000 shares issued and 2,927,000
                                                                   outstanding at 9/30/95                  295,000         295,000

  Excess of cost of investment
   in stock of subsidiary over                                    Treasury Stock                         (   2,300)      (   2,300)
   equity in underlying net                                        Additional paid-in capital            3,796,546       3,796,546
   assets of acquisition       278,568         311,996             Retained earnings                       335,719          15,193
                                                                   Foreign currency translation         (  105,633)      ( 113,256)
                                                                                                         ---------       ---------
  Sundry                       175,879         226,347
                                                                                                         4,319,332       3,991,183
                                                                                                         ---------     -----------

Total assets               $18,508,343     $15,995,926             Total liabilities and stockholders' $18,508,343     $15,995,926
                           ===========     ===========             equity                              ===========     ===========





See Notes to Financial Statements

                             TRANS-INDUSTRIES, INC.
                     Consolidated Statements of Cash Flows
C.           For the Nine Months Ended September 30, 1995 and 1994


                                                              Nine Months Ended September 30
                                                              ------------------------------
                                                               1995                    1994
                                                               ----                    ----
                                                            (Unaudited)            (Unaudited)
                                                            -----------            -----------
CASH FLOWS FROM OPERATING ACTIVITIES
------------------------------------
Net income/(loss)                                            $ 320,526              ($  96,114)
Adjustments to reconcile net income (loss)
to net cash provided by operations:
  Depreciation                                                 488,637                 591,039
  Decrease (increase) in accts. receiv.                     (1,733,463)                990,685
  Decrease (increase) in inventory                          (1,019,836)                249,584
  Decrease (increase) in prepaid exp.                       (  146,322)                115,201
  Increase (decrease) in accts. payable                        382,634              (  726,728)
  Increase (decrease) in accr. liab.                            77,596              (  156,711)
  Increase (decrease) in income taxes                          130,000              (   53,999)
  Disposal of fixed assets                                      45,000                     -0-
  (Gain)/loss on sale of fixed assets                       (    7,338)                 39,403
                                                            ----------              ----------

Net Cash Provided (Used) by Operations                      (1,462,566)                952,360

CASH FLOWS FROM INVESTING ACTIVITIES
------------------------------------

  Purchase of fixed assets                                  (  142,475)             (  147,597)
  Proceeds from sale of fixed assets                            75,000                  10,000
  Purchase of license and patents                                  -0-              (   19,000)
                                                            ----------              ----------

Net Cash Provided (Used) by Investing                       (   67,475)             (  156,597)

CASH FLOWS FROM FINANCING ACTIVITIES
------------------------------------

  Net increase (repayment) of long-term
      borrowings                                            (  174,703)             (  654,779)
      Net proceeds (payment) of credit line                  1,768,741              (  267,581)
                                                            ----------              ----------

Net Cash Provided (Used) by Financing                        1,594,038              (  922,360)

Foreign currency translation                                     7,623                  65,307
                                                            ----------              ----------

Net Increase in Cash                                            71,620              (   61,290)
Cash at beginning of year                                       27,739                 120,943
                                                            ----------              ----------
Cash at end of quarter                                      $   99,359              $   59,653
                                                            ==========              ==========
Supplemental Disclosures:
  Interest paid                                              $ 612,054               $ 572,207
  Income taxes (refunded) paid, net                                -0-                  70,000

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


2.      Inventories

        The major components of inventories are:



                                          9/30/95     12/31/94
                                          -------     --------
        Raw Materials                   $3,503,930   $2,843,470
        Work in Process                    811,737      768,064
        Finished Goods                   1,521,994    1,206,291
                                        ----------   ----------

                                        $5,837,661   $4,817,825
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

D.                 TRANS-INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


5.        Long-Term Debt

          Long-term debt at September 30, 1995 consisted of the following:


               Trans-Industries, Inc., $3,840,000 term
               note, payable in monthly installments of
               $39,249 which includes interest at 1 1/4
               percent over the bank's prime lending rate,
               and a balloon payment of $3,228,259 in
               October 1999. The note is secured by
               substantially all the assets of
               Trans-Industries, Inc. and subsidiaries.        $3,769,484

               Transmatic Europe Ltd., $232,360 mortgage,
               payable in monthly installments of $890 plus
               interest at 9.99%.  The mortgage is secured by
               certain property and is due August 9, 2003.        205,764

               Trans-Industries, Inc., $1,000,000 convertible
               subordinated debentures, payable in annual
               installments of $142,857 plus interest at 10%.
               Interest is payable semiannually commencing
               April 30, 1992.  The debentures are due
               October 30, 2001.                                1,000,000

               Trans-Industries, Inc., $300,000 convertible
               subordinated debentures, payable in annual
               installments of $42,858 plus interest at 10%.
               Interest is payable quarterly commencing
               March 15, 1992.  The debentures are due
               December 30, 2001.                                 300,000

              Term note, payable in monthly installments of
              $3,229, including interest at 1.25% above the
              bank's prime lending rate.  The note is due
              January 1, 1999.                                    129,168

              Term note, payable in monthly installments of
              $896 including interest at a rate of 6%.  The
              note is due January 21, 2002.                       122,642

              Other                                                 8,349
                                                               ----------
                                                               $5,535,407
              Less current installments                        (  319,023)
                                                               ----------
              Long-term debt                                   $5,216,384
                                                               ==========


                    TRANS-INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


5.      Long-Term Debt (continued)

        The Trans-Industries, Inc. term loan agreement contains restrictive provisions relating principally to the maintenance of working capital, net worth, ratio of debt to net worth, payment of dividends, and acquisition of fixed assets. At September 30, 1995 the Company was in compliance with all provisions.

        The Company also has a secured $5,500,000 line of credit of which $4,158,108 was utilized at September 30, 1995. Interest is charged at 1 1/4 percent over the bank's prime lending rate. This line of credit expires on April 1, 1996. The line is secured by substantially all of the assets of Trans-Industries, Inc. and its domestic subsidiaries.

                    TRANS-INDUSTRIES, INC. AND SUBSIDIARIES

Item 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                      CONDITION AND RESULTS OF OPERATIONS

                    For Nine Months Ended September 30, 1995

Sales and Earnings

          Sales for the quarter ended September 30, 1995 were $6,549,057 compared to $5,790,432 for the same period a year ago. This increase of $758,625 is primarily attributable to an increase in sales of the Company's multifunction bus lighting module, which is the result of the Company obtaining a larger market share.

          During the third quarter of 1995, the Company realized a net profit of $312,340 on sales of $6,549,057. For the same period of the prior year, the Company reported net losses of $85,457 on sales of $5,790,432. This increase in profit is due to higher sales volume being achieved and an improved product mix of sales. This improved mix is primarily the result of dropping the molded composite line and increasing sales of products with higher margins. Profit/(loss) per share for the third quarter was $.11 and ($.03) for 1995 and 1994, respectively. Profit/(loss) per share was computed on the adjusted weighted average number of shares outstanding during the quarter for 1995 and 1994, which were 2,927,000 and 2,927,000, respectively.

Inventories

          Inventory valuation is based upon the lower of cost or market. At September 30, 1995, consolidated inventories were $5,837,661 compared to $4,655,529 a year ago. The increase of $1,182,132 results from higher raw material levels in anticipation of improving sales and higher finished goods being held temporarily pending release of certain customers from "credit hold."

Interest

          Interest expense amounted to approximately $238,000 and $209,000 for the third quarter of 1995 and 1994 respectively. This increase of $29,000 was the result of slightly higher interest rates in 1995.

Financial Conditions

          Current financial resources coupled with anticipated funds from operations are expected to meet funding requirements for the remainder of the year, based upon present needs.

                          PART II - OTHER INFORMATION



Item 1.                      LEGAL PROCEEDING

          The Company is the plaintiff in a patent infringement lawsuit.
During November of 1993, an advisory jury recommended a decision in favor of the Company. In April of 1994, the judge concurred with the advisory jury and ordered that the defendant be enjoined from any further manufacture, use, or sale of the accused patented device. It was also ordered that the defendant pay approximately $3 million in damages. On May 9, 1994, the defendant filed to appeal this decision. On May 2, 1995, the Company was notified that the U.S. Circuit Court of Appeals changed the District Courts ruling that the defendant literally infringed the patent instead of infringment by equivalents. Further the court of appeals rewarded the case back to the Federal District Court for first determination of damages. Briefs covering this matter will be filed with the Federal District Court on December 7th with 15 days allowed thereafter for filing of cross briefs.



Item 5.                        OTHER INFORMATION

          On October 26, 1995 the Company repurchased $700,000.00 of a 10% convertible debenture which was issued October 30, 1991. In addition the Company's deferred profit sharing plan also purchased $300,000.00 of the convertible debenture and immediately exercised its right to convert the debt into 150,000 shares of non registered company common stock. The Company financed the purchase with short term bank borrowings with a floating interest rate of 1 1/4% over prime.



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


                                          TRANS-INDUSTRIES, INC.




Date: 11/13/95                            /s/Kai Kosanke
     --------------------                 --------------------------------
                                          Kai Kosanke, Treasurer
                                          and Chief Financial Officer



Date: 11/13/95                            /s/Paul Clemo
     --------------------                 --------------------------------
                                          Paul Clemo
                                          Assistant Treasurer

                                EXHIBIT INDEX


Exhibit
  No.                             Description                      Page
-------                           -----------                      ----

  27                              Financial Data Schedule