Form 10-K
period 1995-12-31
TRANS INDUSTRIES INC
filed 1996-03-27
CIK 99102

                                   FORM 10-K




                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

 For the fiscal year ended December 31, 1995     Commission File Number 0-4539

                             TRANS-INDUSTRIES, INC.

             (Exact name of registrant as specified in its charter)


                     Delaware                        13-2598139
             (State or other jurisdiction of      (I.R.S. Employer
             incorporation or organization)       Identification Number)
        2637 Adams Road, Rochester Hills, MI            48309
        (Address of principal executive offices)      (Zip Code)



                                 (810) 852-1990
              (Registrant's telephone number, including area code)

          Securities Registered Pursuant to Section 12(b) of the Act:

                                      NONE

          Securities Registered Pursuant to Section 12(g) of the Act:

                     Common Stock, Par Value $.10 Per Share

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing
requirements for the past 90 days.  YES  X   NO
                                        ---     ---

     As of February 29, 1996, 3,077,000 shares of Common Stock were outstanding and the aggregate market value of the Common Stock held by non-affiliates of the registrant (based upon the last sale price on the NASDAQ National Market) was approximately $5,255,430.

DOCUMENTS INCORPORATED BY REFERENCE

     Information called for by Part III (Items 10, 11, 12, and 13) is incorporated by reference from the Registrant's definitive proxy statement in connection with its Annual Meeting of Shareholders to be held on May 22, 1996, which Proxy Statement will be filed pursuant to Regulation 14A.

                                     PART I

Item 1.    Business.

Introduction

     Trans-Industries, Inc. (and its subsidiaries) (the "Company") was incorporated in Delaware in 1967 to acquire the business of Transign, Inc., a company founded in 1952 to manufacture mechanical bus signs. Initially, the Company produced mechanical signage for the mass transit market, but its current efforts have been concentrated on electronic systems for the display of information, bus lighting products and source extraction systems for the environmental market. These products are sold to virtually all aspects of the transportation industry and to a broad range of commercial and industrial markets. The Company has two major customers, Gillig Corp. and Addco Mfg. each of which accounted for nearly 10 percent of consolidated annual sales.
Although these are highly valued customers, the Company does not consider itself dependent upon them for continued, ongoing operations. Sales volume is significantly affected by state and municipal government spending for mass transit, highway systems, and airports. As of February 28, 1996, the Company's backlog was $8,641,900, compared with $5,762,600 and approximately $4,812,900 for the same dates in 1995 and 1994, respectively. Of the current backlog, it is anticipated that 90 percent will be completed within one year.

Operations

     A. Industry Segment.

     The Company is a leader in the supply of lighting and information display systems for mass transit operations. Also, new and growing markets are being developed for electronic information display systems, liquid crystal displays, and the Company's dust control product line. Dust control is an air impurity extraction system that is designed to remove air pollution at its source. Based on the nature of the Company's products, production process, types of customers, and marketing methods, management believes the Company operates in predominately one broad industry segment which is the transportation industry. The Company continues to decrease its dependence upon the mass transit portion of this market.

     B. Foreign and Domestic Operations and Export Sales.

     Through subsidiaries, the Company operates manufacturing, assembly, sales, and service facilities in the United Kingdom. These operations sell products purchased from the affiliated domestic companies, as well as products manufactured in the United Kingdom, to European and Australian customers. Additional foreign sales are made on an export basis from domestic offices as well as through certain agents abroad. Summarized financial information about foreign operations and exports are in Notes D and I to the Consolidated Financial Statements.

     C. Research and Quality Control.

     The Company's principal research activities are conducted at its product development center in Rochester Hills, Michigan, where line maintenance and new product programs are carried out according to perceived market opportunities. Quality control, rather than being centralized, is a function performed at each manufacturing plant.

     Approximately $438,000, $438,000, and $354,000 were spent on research and development during the years ended December 31, 1995, 1994, and 1993, respectively.

     D. Competition.

     In each of the market niches where the Company competes, there are one or more competitors. Sizes of these concerns range from small to large integrated enterprises, both domestically and internationally, with no single company dominating the various markets. The Company owns and has licensed United States and foreign patents relating to the manufacture of most of its products, but these are not deemed sufficient to substantially minimize competition from other parties. It is felt that success in the marketplace is due to the ability to compete on the basis of price, service, and product performance.

     E. Raw Materials.

     The principal raw materials used by the Company include steel, plastics, electronic components, and synthetic materials, all of which are presently available in adequate supply on the open market.

     F. Employee Relations.

     The Company employs approximately 232 people, supplemented by temporary workers, with a minority of these employees covered by a union contract that expires August 7, 1998. The Company considers its overall labor relations with employees to be good.

     The Company maintains profit sharing and 401-K plans for all of its full-time employees who are not part of a bargaining unit.

     G. Environmental Considerations.

     The Company believes it is in compliance with all state and federal regulations for environmental control and safety, and the related expenditures are generally not significant.

     H. Directors and Officers of the Registrant.

     See Part III, Item 10 for certain information regarding officers and directors.


Item 2.    Properties.

     Domestic operations are conducted at six principal facilities. Four are owned, of which two are located in Waterford, Michigan, one is located in Rochester Hills, Michigan and one is located in Bad Axe, Michigan. Two locations are leased. One of the leased facilities is located in Rochester Hills, Michigan under a lease agreement expiring in February 1999. The other leased facility is in Wilmington, North Carolina and is leased through January 1999. International operations are conducted at a leased facility located in Leeds, and an owned facility in Telford, England. The lease agreement for the facility in Leeds expires in December 2009.

     The plants, all of which are well maintained and in good operating condition, contain an aggregate of approximately 219,000 square feet of floor space. Generally, the plants have been operating on a five day a week basis with occasional overtime.

Item 3.    Legal Proceedings.

     The Company is the plaintiff in a patent infringement lawsuit. During November of 1993, an advisory jury recommended a decision in favor of the Company. In April of 1994, the judge concurred with the advisory jury and ordered that the defendant be enjoined from any further manufacture, use, or sale of the accused patented device. It was also ordered that the defendant pay approximately $3 million in damages. During 1994, the defendant appealed the case. A final outcome is expected to be reached in 1996. Because this decision can be further appealed by the Defendant, the ultimate award to the Company will be recorded in the financial statements when realized. Additionally, any award received by the Company will be net of certain contingent legal fees related to the lawsuit.


Item 4.    Submission of Matters to a Vote for Security Holders.

     No matters were submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders through solicitations of proxies or otherwise.

                                    PART II

Item 5.    Market for Registrant's Common Equity and Related Stockholder
           Matters.

     The Common Stock is traded on the Over-the-Counter Market and is included in the National Association of Securities Dealers Automated Quotation System under the symbol TRNI. The following table sets forth the range of trade prices as reported by the National Securities Dealers Association, Inc. for the preceding two years:


                                  Trade Prices
                                  -------------
                                           High   Low
                                           ----   ---
                          1995
                            First  Quarter  1.88  1.00
                            Second Quarter  2.88  1.13
                            Third  Quarter  3.00  2.13
                            Fourth Quarter  3.13  1.75


                          1994
                            First  Quarter  1.50  1.13
                            Second Quarter  2.13  1.50
                            Third  Quarter  2.06  1.63
                            Fourth Quarter  1.63  1.13



These quotations reflect actual transactions without retail markup, markdown, or commission.

     As of December 31, 1995, there were 331 registered holders of the Common Stock of the Registrant.

Item 6.     Selected Financial Data.



OPERATIONS                              1995         1994         1993         1992         1991
    Net Sales                    $24,934,101  $23,202,257  $25,571,607  $26,022,549  $23,695,468
    Cost of Sales                 17,109,368   16,615,601   19,691,806   19,212,190   18,559,324
    Interest Expense                 909,458      809,060      717,979      723,925      928,781
    Gain on Sale of Property
        and Plants                       -0-          -0-          -0-          -0-      388,133
    Income Tax Exp./(Benefit)        277,000       30,000      (65,000)      96,000     (422,000)
    Earnings/(Loss) before Cum.
        Effect of Change in
        Accounting Method            823,733     (481,413)    (588,466)     127,153   (1,242,048)
    Net Earnings/(Loss)              823,733     (481,413)    (488,466)     127,153   (1,242,048)

FINANCIAL CONDITION
    Current Assets                13,558,083   10,818,940   12,117,324   12,282,152   10,920,026
    Current Liabilities            8,235,987    5,981,338    6,880,011    7,498,979    6,304,955
    Working Capital                5,322,096    4,837,602    5,237,313    4,783,173    4,615,071
    Current Ratio                       1.65         1.81         1.76         1.64         1.73
    Net Property, Plant
        and Equipment              4,106,041    4,600,485    4,864,205    4,785,493    5,216,134
    Long Term Debt                 4,271,314    5,318,208    5,737,887    4,697,407    4,802,979
    Stockholders' Equity           5,086,374    3,991,183    4,403,428    4,883,541    5,080,024
    Total Assets                  18,148,039   15,995,926   17,683,476   17,631,177   16,716,908
    Tangible Net Worth (a)
        and Subordinated Debt      5,076,091    4,979,187    5,243,241    5,670,609    5,499,276

COMMON SHARE DATA

    Earnings/(Loss) before Cum.
        Effect of Change in
        Accounting Method               $.28        $(.16)       $(.20)        $.04        $(.44)
    Net Earnings/(Loss) (b)
        Primary                         $.28        $(.16)       $(.17)        $.04        $(.44)
        Assuming Fully Diluted          $.26        $(.16)       $(.17)        $.04        $(.44)
    Book Value (c)                     $1.65        $1.36        $1.50        $1.67        $1.73
    Average Shares Outstanding
        Primary                    2,952,000    2,927,000    2,927,000    2,928,500    2,821,667
        Assuming Fully Diluted     3,519,000    2,927,000    2,927,000    2,928,500    2,821,667


(a) Tangible net worth equals total assets less intangible assets, less total liabilities. Subordinated debt consists of two convertible subordinated debentures. (See Note E of notes to consolidated financial statements.)

(b) Based on weighted average number of common shares and equivalents outstanding.

(c) Based on shares outstanding at year end.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

OPERATIONS

1995 Compared With 1994

     Sales for 1995 were $24.9 million compared to $23.2 million for the previous year. This sales increase of $1.7 million or 7.3 percent from 1994 sales levels was attributable to achieving higher sales levels of the Company's multi-functional lighting systems for use in mass transit vehicles. Increased bus production, as well as increased market share accounted for the improved sales levels in 1995. Foreign operations also showed slightly improved sales volumes over 1994. Inflationary impact on sales for 1994 and 1995 was minimal.

     For the first quarter of 1996, the Company expects sales to be up from the levels achieved for the same period last year. The increase in sales is due primarily to a strong market for the Company's bus lighting products and to a lesser extent, increased demand for the Company's variable message displays.

     The Company's pretax income for 1995 amounted to $1,100,733 compared to a pretax loss of $451,413 for the 1994 fiscal year. The income generated in 1995 was due to increased sales volume as well as a much improved product mix compared to the previous year.

     Cost of sales for 1995 was $17,109,368 compared to $16,615,601 for the year before. As a percentage of sales, cost of sales decreased to 68.6 percent in 1995, from 71.6 percent in 1994. The decrease of 3.0 percent is attributable primarily to the discontinuation of the molded composite product line which shipped its final production in September of 1994.

     Selling, general, and administrative expenses showed a net decrease of $191,984 for 1995 compared to 1994. This decrease approximates the one time benefit the Company recognized in 1995, as a result of discontinuing a foreign venture.

     Interest expense increased in 1995 to $909,458 from $809,060 in 1994.
This increase of $100,398 was due to higher interest rates in 1995 and slightly higher borrowings.

1994 Compared With 1993

     Sales for 1994 were $23.2 million compared to $25.6 million for the previous year. This sales decrease of $2.4 million, or 9.4 percent from 1993 sales levels, was attributable to the Company's subsidiaries located in England. Their sales were depressed due to product problems associated with a component supplier as well as delivery postponements by certain customers. Domestic sales were able to keep pace with the previous year's volumes despite the discontinuation of the structural composite product line and the corresponding fall off in sales of $674,000. Inflationary impact on sales for 1993 and 1994 was minimal.

     For the first quarter of 1995, the Company's sales were down from the levels achieved for the same period in the prior year. The reduction in sales was due primarily to a softness in the capital expenditure market which reduced sales of the Company's dust extraction equipment below the prior year's results. Sales were further impacted by one of the major bus builders who shipped minimal product during the quarter because of financial difficulties, as well as certain customers being placed on credit hold. Increased sales of the Company's information displays and bus lighting beginning in the second quarter provided improved operating results.

     During the first quarter of 1994, the Company decided to discontinue production of its molded composite product line, which allowed the Company to focus its financial and human resources on other profitable core endeavors. Orders were taken through the end of February 1994 to satisfy customer needs, and a build-out schedule was put in place. This program was in effect until September when the last quantity of parts was shipped. All the associated inventory, tooling, and equipment were either sold in 1994 or sufficient reserves for the sale were set up.

     The Company's pre-tax loss for 1994 amounted to $451,413 compared to a pre-tax loss of $653,466 for the 1993 fiscal year. The 1994 loss was primarily due to lower sales attributable entirely to the foreign operations. Domestic sales were consistent with the prior year's, and operations showed a marginal loss.

     Cost of sales for 1994 was $16,615,601 compared to $19,691,806 for the year before. As a percentage of sales, cost of sales decreased to 71.6 percent in 1994, from 77.0 percent in 1993. This decrease of 5.4 percent was primarily attributable to the discontinuation of the molded composite product line which had a high cost-of-sales percentage.

     Selling, general, and administrative expenses showed a net increase of $267,989 for 1994 compared to 1993. This increase approximates the one time benefit the Company recognized in 1993, as a result of revising the apportionment factor for its Michigan Single Business Tax returns for the years 1988 through 1993. The one time benefit amounted to $215,000.

     Interest expense increased in 1994 to $809,060 from $717,979 in 1993. This increase of $91,081 was due to higher interest rates in 1994.

LIQUIDITY AND CAPITAL RESOURCES

     As of year end 1995, the Company had $5.3 million of working capital compared with $4.8 million at year end 1994 and $5.2 million at year end 1993. This increase in working capital of $500,000 resulted primarily from the Company's net income for 1995. In October of 1995 the Company retired $700,000 of convertible debentures with funds acquired through short term borrowings. If the Company's award of approximately $3 million in its patent litigation is upheld on appeal, liquidity will be enhanced.

     At December 31, 1995, there were no material commitments for capital expenditures. It is expected that capital expenditures for 1996 will increase moderately from 1995 levels. It is management's belief that cash flow from operations and short term borrowings will be sufficient for working capital requirements, debt service obligations, and capital expenditures for the ensuing year.

DIVIDENDS

     The Company has not paid cash dividends on its common stock for its three most recent fiscal years, and does not anticipate that it will do so in the foreseeable future. The Company's term loan agreement restricts the payment of cash dividends on its common stock. See Note E to the Consolidated Financial Statements.


Item 8.    Financial Statements.

     The following pages contain the Consolidated Balance Sheets as of December 31, 1995 and 1994 and the related Consolidated Statement of Operations, Stockholders' Equity and Cash Flows for each of the years in the three year period ended December 31, 1995, including the reports of the Company's independent certified public accountants.

                       CONSOLIDATED FINANCIAL STATEMENTS
                                      AND
               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

                    TRANS-INDUSTRIES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1995, 1994 AND 1993

                                    CONTENTS




                                                       PAGE
Reports of Independent Certified Public Accountants ..  13

FINANCIAL STATEMENTS

 Consolidated Balance Sheets .........................  15

 Consolidated Statements of Operations ...............  17

 Consolidated Statements of Stockholders' Equity .....  19

 Consolidated Statements of Cash Flows ...............  20

 Notes to Consolidated Financial Statements ..........  21

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS








Board of Directors
Trans-Industries, Inc.

We have audited the accompanying consolidated balance sheets of Trans-Industries, Inc. (a Delaware corporation) and Subsidiaries as of December 31, 1995 and 1994 and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above, present fairly, in all material respects, the consolidated financial position of Trans-Industries, Inc. and Subsidiaries as of December 31, 1995 and 1994, and the consolidated results of their operations and their consolidated cash flows for the years then ended, in conformity with generally accepted accounting principles.


Grant Thornton LLP

Detroit, Michigan
February 9, 1996

                          Independent Auditors' Report





The Stockholders and Board of Directors
Trans-Industries, Inc.:


We have audited the consolidated statements of operations, stockholders' equity, and cash flows of Trans-Industries, Inc. and subsidiaries for the year ended December 31, 1993. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above, present fairly, in all material respects, the results of operations and cash flows of Trans-Industries, Inc. and subsidiaries for the year ended December 31, 1993 in conformity with generally accepted accounting principles.

As discussed in notes B and G to the consolidated financial statements, the Company adopted the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, in 1993.



KPMG Peat Marwick LLP

Detroit, Michigan
April 8, 1994

                    TRANS-INDUSTRIES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 1995 AND 1994




                        ASSETS                                   1995       1994
                                                                 ----       ----
  CURRENT ASSETS
    Cash                                                    $   109,123  $    27,739
    Accounts receivable, less allowance for doubtful
     accounts of $137,000 in 1995 and $129,000
     in 1994                                                  6,846,677    5,367,133
    Inventories (Note C)                                      5,974,417    4,817,825
    Deferred income taxes (Note G)                              316,000      320,000
    Prepaid expenses and other current assets                   311,866      286,243
                                                            -----------  -----------
            Total Current Assets                             13,558,083   10,818,940


  PROPERTY AND EQUIPMENT - AT COST
    Land                                                        382,519      382,519
    Land improvements                                           126,660      126,660
    Buildings                                                 5,298,437    5,272,324
    Machinery and equipment                                   6,056,769    6,828,160
                                                            -----------  -----------
                                                             11,864,385   12,609,663
    Less accumulated depreciation                             7,758,344    8,009,178
                                                            -----------  -----------
            Net property and equipment                        4,106,041    4,600,485
                                                            -----------  -----------


  Excess of cost over net assets acquired net of
   accumulated amortization of $1,069,704 in
   1995 and $1,025,133 in 1994                                  267,425      311,996
  Other assets                                                  216,490      264,505
                                                            -----------  -----------
                                                            $18,148,039  $15,995,926
                                                            ===========  ===========





   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                    TRANS-INDUSTRIES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 1995 AND 1994





          LIABILITIES AND EQUITY                                    1995              1994
                                                                    ----              ----
CURRENT LIABILITIES
  Note payable to bank (Note E)                                 $ 2,981,788      $ 2,389,367
  Current maturities of long-term debt (Note E)                     680,233          368,544
  Current maturities of obligations under capital lease
    (Note F)                                                              -           19,803
  Accounts payable                                                3,101,956        2,435,110
  Income taxes payable (Note G)                                     423,000                -
  Accrued liabilities                                             1,049,010          768,514
                                                                -----------      -----------
          Total Current Liabilities                               8,235,987        5,981,338

Long-term debt, excluding current maturities (Note E)             4,271,314        5,318,208
Deferred income taxes (Note G)                                      223,000          373,000
Other liabilities                                                   331,364          332,197

COMMITMENTS AND CONTINGENCIES                                             -                -

STOCKHOLDERS' EQUITY (NOTE E)
  Preferred stock of $1 par value per share, authorized
    500,000 shares; none issued                                           -                -
  Common stock of $0.10 par value per share, authorized
    10,000,000 shares; issued 3,100,000 and 2,950,000
    shares in 1995 and 1994, respectively; 3,077,000
    and 2,927,000 shares outstanding in 1995 and 1994,
    respectively                                                    310,000          295,000
  Treasury stock                                                     (2,300)          (2,300)
  Additional paid-in capital                                      4,081,546        3,796,546
  Retained earnings                                                 838,926           15,193
  Foreign currency translation adjustment                          (141,798)        (113,256)
                                                                -----------      -----------
          Total stockholders' equity                              5,086,374        3,991,183
                                                                -----------      -----------
                                                                $18,148,039      $15,995,926
                                                                ===========      ===========










   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                    TRANS-INDUSTRIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993




                                                            1995          1994          1993
                                                            ----          ----          ----
Net sales                                               $24,934,101  $23,202,257    $25,571,607

Cost of goods sold                                       17,109,368   16,615,601     19,691,806
                                                        -----------  -----------    -----------
         Gross profit                                     7,824,733    6,586,656      5,879,801

Selling, general and administrative expense               5,937,896    6,129,880      5,861,891
                                                        -----------  -----------    -----------
         Operating income                                 1,886,837      456,776         17,910

Other expense (income), net (Note D)
  Interest expense                                          909,458      809,060        717,979
  Other                                                    (123,354)      99,129        (46,603)
                                                        -----------  -----------    -----------
                                                            786,104      908,189        671,376
                                                        -----------  -----------    -----------
         Earnings (loss) before income
           taxes and cumulative effect of
           change in accounting principle                 1,100,733     (451,413)      (653,466)

Income tax expense (benefit) (Note G)                       277,000       30,000        (65,000)
                                                        -----------  -----------    -----------
         Earnings (loss) before cumulative
           effect of change in accounting
           principle                                       823,733     (481,413)      (588,466)

Cumulative effect, at January 1, 1993, of
  change in accounting for income taxes                           -            -        100,000
                                                        -----------  -----------    -----------
         Net earnings (loss)                            $   823,733  $  (481,413)  $   (488,466)
                                                        ===========  ===========   ============

Earnings per share (Note B):
  Primary:
    Earnings (loss) before cumulative effect
      of change in accounting principle                 $       .28  $      (.16)  $       (.20)

    Cumulative effect, at January 1, 1993,
      of change in accounting for income
      taxes (Note G)                                              -            -            .03
                                                        -----------  -----------    -----------
         Net earnings (loss) per common
           share                                       $        .28  $       (.16) $       (.17)
                                                       ============  ============  ============


   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                    TRANS-INDUSTRIES, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993




                                                 1995           1994            1993
                                                 ----           ----            ----
Assuming full dilution:
  Earnings (loss) before cumulative effect
    of change in accounting principle           $      .26   $     (.16)      $     (.20)

  Cumulative effect at January 1, 1993, of
    change in accounting for income taxes
    (Note G)                                             -            -              .03
                                                ----------   ----------       ----------
         Net earnings (loss)                    $      .26   $     (.16)      $     (.17)
                                                ==========   ==========       ==========

Weighted average number of common
  shares outstanding:
    Primary                                      2,952,000    2,927,000        2,927,000
    Assuming full dilution                       3,519,000    2,927,000        2,927,000









   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                    TRANS-INDUSTRIES, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993


                                                                                        FOREIGN
                                                              ADDITIONAL               CURRENCY
                                          COMMON    TREASURY    PAID-IN    RETAINED   TRANSLATION
                                          STOCK      STOCK      CAPITAL    EARNINGS   ADJUSTMENT      TOTAL
                                         --------   --------   --------    --------   -----------     -----
Balance at December 31, 1992              $295,000   $(2,300)  $3,796,546   $985,072    $(190,777)  $4,883,541
Net loss                                         -         -            -   (488,466)           -     (488,466)
Foreign currency translation adjustment          -         -            -          -        8,353        8,353
                                          --------   -------   ----------   --------   ----------   ----------
Balance at December 31, 1993               295,000    (2,300)   3,796,546    496,606     (182,424)   4,403,428
Net loss                                         -         -            -   (481,413)           -     (481,413)
Foreign currency translation adjustment          -         -            -          -       69,168       69,168
                                          --------   -------   ----------   --------   ----------   ----------
Balance at December 31, 1994               295,000    (2,300)   3,796,546     15,193     (113,256)   3,991,183
Issuance of 150,000 shares of common
 stock (Note E)                             15,000         -      285,000          -            -      300,000
Net earnings                                     -         -            -    823,733            -      823,733
Foreign currency translation adjustment          -         -            -          -      (28,542)     (28,542)
                                          --------   -------   ----------   --------   ----------   ----------
Balance at December 31, 1995              $310,000   $(2,300)  $4,081,546   $838,926    $(141,798)  $5,086,374
                                          ========   =======   ==========   ========    =========   ==========







   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                    TRANS-INDUSTRIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993



                                                                       1995           1994          1993
                                                                       ----           ----          ----
OPERATING ACTIVITIES
  Net earnings (loss)                                             $   823,733     $(481,413)      $(488,466)
  Adjustments to reconcile net earnings (loss) to net
    cash provided by operations:
       Cumulative effect of change in accounting principle                  -             -        (100,000)
       Depreciation of property and equipment                         662,253       724,662         750,158
       Amortization of intangible assets                               44,571        62,068          88,602
       Loss on sale of property and equipment                          23,797       129,566           4,085
       Deferred income tax (benefit) expense                         (146,000)       19,000          23,000
       Changes in operating assets and liabilities:
          (Increase) decrease in accounts receivable               (1,479,544)      931,222        (598,172)
          (Increase) decrease in inventories                       (1,156,592)       87,288       1,004,945
          Increase (decrease) in accounts payable                      666,846     (551,551)        (35,507)
          Increase (decrease) in other                                 725,055      182,907        (562,018)
                                                                  ------------    ---------      ----------
            Net cash provided by operating activities                  164,119    1,103,749          86,627
INVESTING ACTIVITIES
  Purchases of property and equipment                                 (278,456)    (658,208)       (843,985)
  Proceeds from sale of property and equipment                          86,850      102,700          11,030
                                                                  ------------    ---------      ----------
            Net cash used by investing activities                     (191,606)    (555,508)       (832,955)
FINANCING ACTIVITIES
  Proceeds from long-term borrowings                                   513,377    4,152,624       1,430,041
  Repayments of long-term borrowings                                  (948,582)  (4,564,776)       (345,155)
  Repayments of obligations under capital leases                       (19,803)     (23,569)        (37,783)
  Net proceeds (repayments) on line of credit                          592,421     (274,892)       (268,430)
                                                                  ------------    ---------      ----------
            Net cash provided (used) by financing activities           137,413     (710,613)        778,673

Effect of foreign currency exchange rate changes                       (28,542)      69,168           8,353
                                                                  ------------    ---------      ----------
Net increase (decrease) in cash                                         81,384      (93,204)         40,698
Cash at beginning of year                                               27,739      120,943          80,245
                                                                  ------------    ---------      ----------
Cash at end of year                                               $    109,123    $  27,739      $  120,943
                                                                  ============    =========      ==========
SUPPLEMENTAL DISCLOSURES
  Interest paid                                                   $    918,576    $ 802,508      $  714,416
  Income taxes (refunded) paid, net                                    (93,000)      70,000          25,000


SUPPLEMENTAL DISCLOSURES OF NONCASH FINANCING ACTIVITIES
During 1995, the deferred compensation plan sponsored by the Company (the Plan) acquired $300,000 of the Company's convertible subordinated debentures held by Figgie International, Inc. The Plan exercised its conversion privileges and the Company issued 150,000 shares of its common stock and retired the debt.
   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                    TRANS-INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1995, 1994 AND 1993


NOTE A - NATURE OF OPERATIONS

The Company is a multinational manufacturer of lighting and information display systems. The principal markets for its products are the United States, the United Kingdom and Canada. Sales volume is significantly affected by state and municipal government spending for mass transit, highway systems and airports.

NOTE B - SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the parent company and its wholly owned subsidiaries (the Company). All significant intercompany balances and transactions have been eliminated in consolidation.

INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out) or market (net realizable value).

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation is provided using straight line and accelerated methods over the estimated useful lives of the assets which range from 10-40 years for buildings and 3-10 years for machinery and equipment.

INTANGIBLE ASSETS

The excess of the cost of the investment in a wholly owned subsidiary (Transign, Inc.) over the equity in underlying net assets at the date of acquisition is being amortized over 30 years.

FOREIGN CURRENCY TRANSLATION

Assets and liabilities of foreign subsidiaries are translated principally at year-end exchange rates. Income and expense accounts are converted using the average exchange rate prevailing throughout the period. The gains and losses resulting from the translation of these accounts are reported as a separate component of stockholders' equity.

RESEARCH AND DEVELOPMENT

Research and development costs are expensed as incurred. Research and development costs approximated $438,000, $438,000 and $354,000 for the years ended December 31, 1995, 1994 and 1993, respectively.

INCOME TAXES

Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, and reported the cumulative effect of that change in the method of accounting for income taxes in the 1993 consolidated statement of operations.

                    TRANS-INDUSTRIES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1995, 1994 AND 1993



NOTE B - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Under the asset and liability method mandated by Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and the effects of operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes enactment date.

EARNINGS (LOSS) PER SHARE

Earnings (loss) per share are based on the weighted average number of shares of common stock outstanding during each year. When issued, the convertible subordinated debentures were determined not to be common stock equivalents. In computing fully diluted earnings (loss) per share for 1994 and 1993, the conversion of the subordinated debentures was not assumed, as the effect would have been anti-dilutive. Fully diluted earnings per share for 1995 are computed based on the weighted average number of shares of common stock and common stock equivalents outstanding during the period as if the subordinated debentures were converted into common stock at the beginning of the period after giving effect to the retroactive elimination of interest expense, net of income tax effects, applicable to the subordinated debentures.

USE OF ESTIMATES

In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of financial instruments approximate their fair values.

NEW PRONOUNCEMENT

In March 1995, the Financial Accounting Standards Board issued "Statement of Financial Accounting Standards No. 121 - Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." This statement establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles and goodwill related to those assets to be held and used, and for long-lived assets and certain identifiable intangibles to be disposed of. The statement is effective for the year ended December 31, 1996. Management does not believe the adoption of this standard will have a material effect on the consolidated financial statements.

                    TRANS-INDUSTRIES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1995, 1994 AND 1993



NOTE C - INVENTORIES


      The major components of inventories at December 31 are:

                                                        1995            1994
                                                        ----            ----
           Raw materials and purchased parts          $3,860,239     $2,843,470
           Work in process                               513,525        768,064
           Finished goods                              1,600,653      1,206,291
                                                      ----------     ----------
                                                      $5,974,417     $4,817,825
                                                      ==========     ==========


NOTE D - TRANSACTIONS WITH AFFILIATE

In late 1992, an Australian affiliate of the Company commenced operations that consisted primarily of the manufacture and installation of variable message signs for highway, airport, transit and commercial use.

Advances receivable and net investment in this fifty percent-owned affiliate which was accounted for under the equity method, amounted to $147,000 at December 31, 1993.

Summarized financial information for this affiliate for the year ended December 31, 1993 follow:


                        Net sales              $407,785
                        Net loss                (63,734)
                        Current assets          169,276
                        Noncurrent assets         2,810
                        Total liabilities       234,441
                        Stockholders' deficit   (62,355)


During 1994, the Company acquired the remaining fifty percent of this company for nominal consideration, and included its operations in the consolidated financial statements.

In 1995, the Company sold this affiliate and recognized a gain net of income taxes, of approximately $50,000.

NOTE E - LINE OF CREDIT AND LONG-TERM DEBT

The Company has a secured line of credit facility with a bank, which allows it to borrow based on qualifying accounts receivable and inventory up to $5,500,000. At December 31, 1995, the outstanding balance was $2,981,788. Interest is payable monthly at 1.25 percent over the bank's prime lending rate. (Effective rate of 9.75% at December 31, 1995.)

                    TRANS-INDUSTRIES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1995, 1994 AND 1993



NOTE E - LINE OF CREDIT AND LONG-TERM DEBT (CONTINUED)


Long-term debt at December 31 consisted of the following:


                                                           1995         1994
                                                           ----         ----
Term note, payable in monthly installments of $39,250,
including interest at 1.25% above the bank's prime
lending rate with a balloon payment of $3,228,259 on
October 1, 1999.  The note is secured by substantially
all the assets of Trans-Industries, Inc., and
subsidiaries.                                            $3,746,830   $3,830,831

Convertible subordinated debentures, payable in annual
installments (commencing October 30, 1995) of $142,857
plus interest at 10%.  Interest only is payable
semiannually through October 30, 1995.  The debentures
were retired in October 1995.                                     -    1,000,000

Convertible subordinated debentures, payable in annual
installments (commencing December 30, 1995) of $42,858
plus interest at 10%.  Interest only was payable
quarterly through December 30, 1995.  The debentures
are due December 30, 2001.                                  257,142      300,000

Mortgage note payable in monthly installments of $890
plus interest at 9.99%.  The mortgage is collateralized
by certain property and is due August 9, 2003.              206,395      227,011

Term note, payable in monthly installments of $3,229,
including interest at 1.25% above the bank's prime
lending rate.  The note is due January 1, 1999.             116,252      155,000

Term note, payable in monthly installments of $896,
including interest at a rate of 6%.  The note is due
January 21, 2002.                                           121,811      125,000

Term note, payable in monthly installments of $41,667,
including interest at 1.25% above the bank's prime
lending rate.  The note is due November 1, 1996.
                                                            458,333            -


Other                                                        44,784       48,910
                                                         ----------   ----------
                                                          4,951,547    5,686,752
Less current maturities                                     680,233      368,544
                                                         ----------   ----------
Long-term debt                                           $4,271,314   $5,318,208
                                                         ==========   ==========

                    TRANS-INDUSTRIES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1995, 1994 AND 1993



NOTE E - LINE OF CREDIT AND LONG-TERM DEBT (CONTINUED)

The $1,000,000 convertible subordinated debentures were held by Figgie International, Inc. for which the Company's chief executive officer was a member of the Board of Directors. In October 1995, these debentures were retired by the Company's repayment of $700,000 and the purchase by the deferred compensation plan sponsored by the Company of $300,000 in principal amount. Concurrently, the Plan exercised its option to convert the debentures into 150,000 shares of the Company's common stock. The $257,142 convertible subordinated debentures are held by the Gerald J. Murphy charitable trust, Kirksville College of Osteopathic Medicine, trustee. Dr. Murphy is a member of the board of directors of Trans-Industries, Inc. These subordinated debentures are convertible into common shares at any time at a conversion price of $2 per share (or as adjusted, as defined in the debenture agreement).

The  aggregate maturities of long-term debt by year are as follows:


             1996           $  680,233
             1997              222,795
             1998              229,742
             1999            3,487,323
             2000               64,097
             Thereafter        267,357
                            ----------
                            $4,951,547
                            ==========

The term loan and line of credit agreements, as amended, require the Company to maintain certain financial ratios. The agreements also restrict the payment of dividends, repurchase of common stock, and acquisition of fixed assets.

NOTE F - LEASES

The Company leases facilities and equipment under operating leases with unexpired terms ranging from one to five years. Rent expense for all operating leases approximated $331,000, $325,000, and $321,000 for 1995, 1994 and 1993,
respectively. Future minimum rentals required under noncancelable lease agreements are not material.

NOTE G - INCOME TAXES

As discussed in Note A, the Company adopted Statement 109 as of January 1, 1993. The cumulative effect of this change in accounting for income taxes of $100,000 was determined as of January 1, 1993, and is reported separately in the consolidated statement of operations for the year ended December 31, 1993.

                    TRANS-INDUSTRIES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1995, 1994 AND 1993



NOTE G - INCOME TAXES (CONTINUED)

The components of earnings (loss) before income taxes were as follows:




                                           1995          1994        1993
                                           ----          ----        ----
Domestic                                $1,094,188    $ (95,496)  $(274,408)
Foreign                                      6,545     (355,917)   (379,058)
                                        ----------    ---------   ---------
                                        $1,100,733    $(451,413)  $(653,466)
                                        ==========    =========   =========

Income taxes have been charged (credited) to operations as follows:

                                          1995          1994       1993
                                          ----          ----       ----
Current:
  Federal                               $ 423,000     $  (7,000)  $ (89,000)
  Foreign                                       -        18,000       1,000
                                        ----------    ---------   ---------
                                           423,000       11,000     (88,000)

Deferred:
  Federal                                 (146,000)      19,000      23,000
  Foreign                                       -      (126,000)   (116,000)
  Increase in valuation allowance for
    deferred tax assets                         -       126,000     116,000
                                        ----------    ---------   ---------
                                          (146,000)      19,000      23,000
                                        ----------    ---------   ---------
          Total income tax expense
             (benefit)                  $  277,000    $  30,000   $ (65,000)
                                        ==========    =========   =========


A reconciliation of actual income tax (benefit) expense to the expected amounts computed by applying the effective U.S. federal income tax rate of 34 percent to earnings or losses before income taxes is as follows:


                                                 1995        1994        1993
                                                 ----        ----        ----
Expected income tax (benefit) expense          $374,000   $(159,000)  $(222,000)
Goodwill amortization not deductible
     for income tax purposes                     15,000      15,000      15,000
Loss (income) of foreign subsidiaries
     without tax effect                          (2,000)    139,000     129,000
Foreign subsidiaries tax (benefit) expense      (80,000)     18,000           -
Other items, net                                (30,000)     17,000      13,000
                                               --------   ---------    --------
          Actual income tax (benefit)
                 expense                       $277,000   $  30,000   $ (65,000)
                                               ========   =========   =========

                    TRANS-INDUSTRIES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1995, 1994 AND 1993


NOTE G - INCOME TAXES (CONTINUED)

The tax effects of temporary differences that give rise to significant deferred tax assets and liabilities at December 31, 1995 and 1994 are as follows:

                                                     DEFERRED     DEFERRED
                                                        TAX          TAX
          YEAR ENDED DECEMBER 31, 1995                ASSETS     LIABILITIES
   ----------------------------------------------    --------    -----------
   Plant and equipment, principally depreciation     $        -     $224,000
   Inventory valuation allowance                        189,000            -
   Accrued expenses, deductible when paid               232,000            -
   Foreign tax loss carryforwards                       535,000            -
   Other items                                            7,000      111,000
                                                     ----------     --------
                                                        963,000      335,000
   Less valuation allowance on deferred tax assets    (535,000)            -
                                                     ----------     --------
                                                     $  428,000     $335,000
                                                     ==========     ========

                                                     DEFERRED      DEFERRED
                                                       TAX           TAX
          YEAR ENDED DECEMBER 31, 1994                ASSETS     LIABILITIES
   ----------------------------------------------    --------    -----------
   Plant and equipment, principally depreciation     $        -     $404,000
   Inventory valuation allowance                        188,000            -
   Accrued expenses, deductible when paid               275,000            -
   Foreign tax loss carryforwards                       601,000            -
   Other items                                           33,000      145,000
                                                     ----------     --------
                                                      1,097,000      549,000
   Less valuation allowance on deferred tax assets     (601,000)           -
                                                     ----------     --------
                                                     $  496,000     $549,000
                                                     ==========     ========

The Company has a foreign tax net operating loss carryforward of approximately $1,600,000 at December 31, 1995. A valuation allowance of $535,000 has been recognized to reduce the deferred tax assets principally due to the uncertainty of realizing the benefit of the tax loss carryforward. The valuation allowance decreased by $66,000 in 1995 and increased by $126,000 in 1994.

NOTE H - EMPLOYEE BENEFIT PLANS

The Company has a Voluntary Employee Benefit Trust (Plan) designed to provide for the payment or reimbursement of all or a portion of certain medical and dental expenses to eligible participants. Eligible participants include active full-time employees of the Company and their dependents. Eligible terminated and retired employees may continue to participate in the Plan, on a contributory basis, for up to 18 months subsequent to the date of termination or retirement. The provision for Company contributions to the Plan approximated $402,000, $462,000 and $507,000 for the years ended December 31, 1995, 1994 and 1993, respectively.

                    TRANS-INDUSTRIES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1995, 1994 AND 1993



NOTE H - EMPLOYEE BENEFIT PLANS (CONTINUED)

The Company has a deferred compensation plan for all employees who are not part of a bargaining unit. Company contributions are voluntary and are established as a percentage of each participant's base salary. Company contributions to the Plan were $225,000, $23,000 and $29,000 for 1995, 1994 and 1993, respectively.

NOTE I - CONCENTRATION OF CREDIT RISK AND GEOGRAPHIC SEGMENT INFORMATION

The Company has two major customers which account for 10 percent or more of consolidated net sales. Sales to these major customers amounted to $4,100,000, $5,300,000 and $3,300,000 for the years ended December 31, 1995, 1994 and 1993, respectively. Additionally, sales to foreign customers (primarily in the United Kingdom and Canada) amounted to 23 percent of consolidated net sales in 1995 and 30 percent in 1994. Total accounts receivable from foreign customers approximated $1,800,000 and $1,500,000 at December 31, 1995 and 1994,
respectively.

Financial information summarized by geographic area is as follows:


                                 UNITED       UNITED
                                 STATES      KINGDOM     ELIMINATIONS    CONSOLIDATION
                                 ------      -------     ------------    -------------
December 31, 1995
  Sales and revenue
    To Unaffiliated customers  $22,077,083  $2,857,018   $          -    $24,934,101
  Transfers between
    geographic areas                     -     389,866       (389,866)             -
                               -----------  ----------   ------------    -----------
        Total sales revenue     22,077,083   3,246,884       (389,866)    24,934,101

Operating income before
 income taxes                    1,094,188       6,545              -      1,100,733
Identifiable assets             22,807,219   4,472,097     (9,099,277)    18,180,039

December 31, 1994
  Sales and revenue
    to Unaffiliated customers  $20,625,529  $2,576,728    $         -    $23,202,257
  Transfers between
    geographic areas                     -      65,644        (65,644)             -
                               -----------  ----------   ------------    -----------
        Total sales revenue     20,625,529   2,642,372        (65,644)    23,202,257

Operating loss before
 income taxes                      (95,496)   (355,917)             -       (451,413)
Identifiable assets             21,900,957   2,593,166     (8,498,197)    15,995,926

                    TRANS-INDUSTRIES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1995, 1994 AND 1993



NOTE I - CONCENTRATION OF CREDIT RISK AND GEOGRAPHIC SEGMENT INFORMATION (CONTINUED)


                                 UNITED       UNITED
                                 STATES      KINGDOM     ELIMINATIONS   CONSOLIDATION
                                 ------      -------     ------------   -------------
December 31, 1993
  Sales and revenue
    to Unaffiliated customers  $20,838,387  $4,733,220   $         -     $25,571,607
  Transfers between
    geographic areas                     -     180,601      (180,601)              -
                                __________   _________      _________     __________
         Total sales revenue    20,838,387   4,913,821      (180,601)     25,571,607

Operating loss before income
  taxes                           (274,408)   (379,058)            -        (653,466)
Identifiable assets             23,100,543   2,833,064    (8,250,131)     17,683,976


NOTE J - CONTINGENCIES

The Company is a plaintiff in a patent infringement lawsuit. During November 1993, an advisory jury recommended a decision in favor of the Company. On April 8, 1994, the judge concurred with the advisory jury's recommendation and awarded the Company approximately $3,000,000 in damages. During 1994, the defendant appealed the case based on the lower court's interpretation of the law. A final outcome is expected to be reached in 1996. Because this decision can be further appealed by the defendant, the ultimate award to the Company will be recorded in the financial statements when realized. Additionally, any award received by the Company will be net of certain contingent legal fees related to the lawsuit.

Item 9.    Disagreements on Accounting and Financial Disclosure.

     (a) On April 14, 1994 the Board of Directors of the Company, upon recommendation of the Audit Committee, dismissed, for cost considerations, KPMG Peat Marwick LLP as its principal accountants for the 1994 fiscal year. KPMG Peat Marwick's reports on the Company's consolidated financial statements as of and for each of the years ended December 31, 1993 and 1992 were unqualified. During these years, there were no disagreements with KPMG Peat Marwick LLP on any matter of accounting principles or practices, financial statement disclosures, or auditing scope or procedure or any reportable events.

          Grant Thornton LLP, Southfield, Michigan, was selected and approved by the Board of Directors, and ratified by the Company's shareholders, as the Company's independent public accountants.

     (b) There have been no disagreements with the auditors on matters of accounting and financial disclosure.

                                    PART III


Item 10.   Directors and Executive Officers of the Registrant.



Name of Director (a)
or Officer (b)          Age               Office Held and/or Principal Occupation  Term Expires
--------------------    ---               ---------------------------------------  ------------
Dale S. Coenen  (a)     67                Chairman of the Board and President       May 1996
 and  (b)                                 since 1972.

Duncan Miller  (a)      71                Director since 1967, Investment           May 1996
                                          Counselor.

Gerald J. Murphy  (a)   78                Director since 1971, private investor.    May 1996

Matthew M. Wirgau  (a)  44                Director since 1992, President -          May 1996
                                          Johnson, Johnson & Roy, Inc.

Robert J. Ruben  (b)    72                Secretary since 1967.                     May 1996

Kai R. Kosanke  (b)     45                Vice-President since January 1987         May 1996
                                          Controller - 1983 thru 1987
                                          Accounting Manager - 1981 thru 1983.

Paul Clemo (b)          35                Assistant Secretary since May 1991        May 1996
                                          Assistant Treasurer since May 1991.


     The Company's directors and executive committee's fees for 1995 were as follows: Dale S. Coenen, $25,000.00; Duncan Miller, $25,000.00; Gerald J. Murphy, $25,000.00; and Matthew M. Wirgau, $25,000.00.

     Mr. Miller is a director of W. R. Berkley Corp.

Item 11.   Executive Compensation.

Item 12.   Security Ownership of Certain Beneficial Owners and Management.

Item 13.   Certain Relationships and Related Transactions.

     The information called for by Part III (Items 11, 12, and 13, and additional information regarding Item 10), is incorporated by reference from the Registrant's definitive proxy statement in connection with its Annual Meeting of Shareholders to be held on May 22, 1996, which Proxy Statement will be filed pursuant to Regulation 14A.

                                    PART IV

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)        1, 2.  Consolidated Financial Statements for Trans-Industries, Inc.
           and Subsidiaries for years ended December 31, 1995, 1994, and 1993 are filed under Part II, Item 8.

           3.  Exhibits:
           Exhibit 3 (a) Restated Certificate of Incorporation incorporated herein by reference to Form 8 filed May 17, 1982.
           Exhibit 13 (b) Form 10-Q for quarter ended September 30, 1995, filed with the Securities and Exchange Commission on November 14, 1995 incorporated herein by reference.
           Exhibit 22   List of Subsidiaries (see page 35).

(b) No reports on Form 8-K for the three months ended December 31, 1995 were required to be filed.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                   TRANS-INDUSTRIES, INC.




     Date:    ___________________  _________________________________________
                                   Dale S. Coenen
                                   Chairman of the Board of Directors
                                   and Chief Executive Officer




     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, which include the President, the Chief Financial Officer, the Assistant Treasurer, and a majority of the Board of Directors on behalf of the Registrant and in the capacities and on the dates indicated:



____________________________                      President ____________________
(Dale S. Coenen)


___________________________                  Vice-President ____________________
(Kai Kosanke)                   and Chief Financial Officer


___________________________             Assistant Treasurer ____________________
(Paul Clemo)


___________________________                        Director ____________________
(Matthew M. Wirgau)

___________________________                        Director ____________________
(Duncan Miller)

                                Exhibit Index

Exhibit
Number                     Description
-------                    ----------
  21                       List of Subsidiaries

  27                       Financial Data Schedule