Form 10-Q
period 1996-03-31
TRANS INDUSTRIES INC
filed 1996-05-08
CIK 99102

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended March 31, 1996                   Commission File Number 0-4539

                           TRANS-INDUSTRIES, INC.
                           ----------------------
           (Exact name of registrant as specified in its charter)

        Delaware                                           13-2598139
        --------                                           ----------

    (State or other jurisdiction of         (I.R.S. Employer Identification No.)
    incorporation or organization)

                 2637 Adams Road, Rochester Hills, MI  48309
                 -------------------------------------------

                      (Address)                  (Zip Code)

      Registrant's Telephone Number, including Area Code (810) 852-1990

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities and Exchange Act of 1934 during the preceding 12 months and (2) has been subject to
such filing requirements for the past 90 days.  YES  X   NO
                                                   -----    -----

         The number of shares outstanding of registrant's Common stock, par value $.10 per share, at March 31, 1996 was 3,077,000.

               TRANS-INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

              FORM 10-Q - FOR THE QUARTER ENDED MARCH 31, 1996

                                    INDEX
                                    -----


PART I.   Financial Information
- -------------------------------


Item 1.  FINANCIAL STATEMENTS

                 A.       Consolidated Statements of Operations ---
                            Three months ended March 31, 1996 and 1995.

                 B.       Consolidated Balance Sheets ---
                            March 31, 1996 and December 31, 1995.

                 C.       Consolidated Statements of Cash Flows ---
                            Three months ended March 31, 1996 and 1995.

                 D.       Notes to Consolidated Financial Statements.


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


PART II.  Other Information

Item 1.   LEGAL PROCEEDINGS

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

          SIGNATURES

                   TRANS-INDUSTRIES, INC. AND SUBSIDIARIES

A.               CONSOLIDATED STATEMENTS OF OPERATIONS  (Unaudited)
                 --------------------------------------------------

                                                                    For 3 Months Ended:
                                                                    -------------------

                                                                3/31/96                 3/31/95
                                                                -------                 -------

1.   Gross sales less discounts, returns and allowances         $7,166,092              $5,256,980

2.   Cost of goods sold                                          4,523,557               3,922,977
                                                                 ---------               ---------

3.   Gross profit                                                2,642,535               1,334,003

4.   Selling, general and administrative exp.                    1,832,532               1,501,689
                                                                 ---------               ---------

5.   Operating income/(loss)                                       810,003                (167,686)

6.   Other (income)/expense
     Interest expense                                              217,489                 224,856
     Other income                                               (   42,150)             (  115,989)
                                                                ----------              ----------

     Total other (income)/expense                                  175,339                 108,867
                                                                ----------              ----------

7.   Earnings/(loss) before income taxes                           634,664                (276,553)

8.   Income tax expense/(benefit)                                  211,000              (  101,000)
                                                                ----------              ----------

9.   Net Profit/(loss)                                          $  423,664              ($ 175,553)
                                                                ==========              ==========

10.  Earnings per share                                         $      .14              $     (.06)
                                                                ==========              ==========

11.  Dividends per share                                              -                       -
                                                                ==========              ==========


                   TRANS-INDUSTRIES, INC. AND SUBSIDIARIES

B.                       CONSOLIDATED BALANCE SHEETS
                         ---------------------------

ASSETS
- ------

Current Assets
- --------------                                      3/31/96         12/31/95
                                                  (Unaudited)      ( Audited )
                                                  ----------       -----------
    Cash                                          $   162,988      $   109,123
    Accounts receivable                             7,291,425        6,846,677
    Inventories (Note 2)                            5,935,617        5,974,417
    Prepaid expenses                                  296,597          311,866
    Deferred income taxes                             316,000          316,000
                                                  -----------      -----------
                                                   14,002,627       13,558,083
Total current assets

Property, Plant & Equipment, at
- -------------------------------
Cost
- ----

    Land                                              370,813          382,519
    Land improvements                                 126,660          126,660
    Buildings                                       5,331,922        5,298,437
    Machinery & equipment                           6,175,998        6,056,769
                                                  -----------      -----------
    Less:   accumulated                            12,005,393       11,864,385
            depreciation                           (7,884,975)      (7,758,344)
                                                  -----------      -----------
    Net plant and equipment                         4,120,418        4,106,041
                                                  -----------      -----------

Other Assets
- ------------

    Investments in affiliates                          10,000           10,000

    Patents, licenses & trademarks,
        net of accumulated
        amortization                                   39,764           34,159

    Excess of cost of investment in
        stock of subsidiary over
        equity in underlying net assets
        of acquisition                                256,282          267,425

    Sundry                                            168,785          172,331
                                                  -----------      -----------

Total assets                                      $18,597,876      $18,148,039
                                                  ===========      ===========



LIABILITIES AND STOCKHOLDERS' EQUITY
- ------------------------------------

Current Liabilities                                 3/31/96        12/31/95
- -------------------                               (Unaudited)     ( Audited )
                                                  ----------      -----------
    Notes payable (Note 5)                        $3,598,889       $2,981,788
    Current installments
        - Long term debt (Note 5)                    539,502          680,233
    Accounts payable - trade                       2,856,157        3,101,956
    Accrued liabilities                            1,086,425        1,049,010
    Income taxes                                     214,000          423,000
                                                  ----------       ----------

    Total current liabilities                      8,294,973        8,235,987

    Deferred Income Taxes - Non-current              223,000          223,000

Long term debt -

    Current portion shown above (Note 5)           4,234,193        4,271,314
    Other non-current liabilities                    334,964          331,364

Stockholders' Equity
- --------------------

    Preferred stock of $1.00 par value
        per share - authorized
        shares; none issued                            --               --

    Common stock of $.10 par value per
    share - authorized 10,000,000
    shares; 3,100,000 shares issued and
    3,077,000 outstanding at 3/31/96                 310,000          310,000

    Treasury Stock                               (     2,300)     (     2,300)
    Additional paid-in capital                     4,081,546        4,081,546
    Retained earnings                              1,262,590          838,926
    Foreign currency translation                 (   141,090)     (   141,798)
                                                 -----------      -----------
                                                   5,510,746        5,086,374
                                                 -----------      -----------

Total liabilities and stockholders' equity       $18,597,876      $18,148,039
                                                 ===========      ===========

See Notes to Financial Statements.




                            TRANS-INDUSTRIES, INC.
                    Consolidated Statements of Cash Flows
C.            For the Three Months Ended March 31, 1996 and 1995
              --------------------------------------------------

                                                    Three Months Ended March 31
                                                    ---------------------------
                                                       1996              1995
                                                       ----              ----
                                                    ( Unaudited)    ( Unaudited)
                                                    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
- ------------------------------------
Net income (loss)                                      $ 423,664    ($175,553)
Adjustments to reconcile net income (loss)
to net cash provided by operations:
    Depreciation/Amortization                            168,327      218,668
    Decrease (increase) in accts. receiv.              ( 444,748)   ( 405,066)
    Decrease (increase) in inventory                      38,800    (  19,871)
    Decrease (increase) in prepaid exp.                   15,269    (  41,261)
    Increase (decrease) in accts. payable              ( 245,799)      54,824
    Increase (decrease) in accr. liab.                    37,415      132,436
    Increase (decrease) in income taxes                ( 209,000)   ( 101,000)
    Disposal of fixed assets                                 -0-        4,180
    (Gain) loss on sale of fixed assets                (  30,730)   (  11,317)
                                                       ---------    ----------

Net Cash Provided (Used) by Operations                 ( 246,802)   ( 343,960)

CASH FLOWS FROM INVESTING ACTIVITIES
- ------------------------------------
    Purchase of fixed assets                           ( 189,890)   (  37,115)
    Proceeds from sale of property and equipment          47,000       75,000
                                                       ---------    ---------

Net Cash Provided (Used) by Investing                  ( 142,890)      37,885

CASH FLOWS FROM FINANCING ACTIVITIES
- ------------------------------------
    Net increase (repayment) of long-term
    borrowings                                         ( 174,252)   (  75,277)
    Net proceeds (payment) of credit line                617,101      388,666
                                                       ---------    ---------

Net Cash Provided (Used) by Financing                    442,849      313,389

Foreign currency translation                                 708       14,899
                                                       ---------    ---------

Net Increase in Cash                                      53,865       22,213
Cash at beginning of year                                109,123       27,739
                                                       ---------    ---------
Cash at end of quarter                                 $ 162,988    $  49,952
                                                       =========    =========

Supplemental Disclosures:
    Interest paid                                      $ 191,658    $ 172,397
    Income taxes (refunded) paid, net                    420,000          -0-

D.                 TRANS-INDUSTRIES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------


1.  Basis of Presentation
    ---------------------

    The financial information presented as of any date other than December 31 has been prepared from the Company's books and records without audit. Financial information as of December 31 has been derived from the audited financial statements of the Company. In the opinion of management, all adjustments consisting of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods indicated, have been included. For further information regarding the Company's accounting policies, refer to the consolidated financial statements and related notes included in the Company's annual report on form 10-K for the year ended December 31, 1995.


2.  Inventories
    -----------

    The major components of inventories are:

                                                3/31/96          12/31/95
                                                -------          --------
              Raw Materials                   $3,493,716        $3,860,239
              Work in Process                    737,762           513,525
              Finished Goods                   1,704,139         1,600,653
                                               ---------         ---------

                                              $5,935,617        $5,974,417
                                              ==========        ==========



3.  Principles of Consolidation
    ---------------------------

    There have been no significant changes in the principles of consolidation since our most recent audited financial statements.


4.  Significant Accounting Policies
    -------------------------------

    There have been no significant changes in the accounting policies since our most recent audited financial statements.

D.                 TRANS-INDUSTRIES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------

5.  Long-Term Debt
    --------------

    Long-term debt at March 31, 1996 consisted of the following:

    Trans-Industries, Inc., $3,840,000 term note, payable in         $3,720,989
    monthly installments of  $39,249 which includes interest at
    1-1/4% over the bank's prime lending rate, and a balloon
    payment of $3,228,259 in October 1999.  The note is secured by substantially all the assets of Trans-Industries, Inc.
    and subsidiaries.

    Transmatic Europe Ltd., mortgage note, payable in monthly           196,031
    installments of $890 plus interest at 9.99%.   The mortgage is
    secured by certain property and is due      August 9, 2003.

    Term note payable in monthly installments of $41,667, including     333,332
    interest at 1-1/4% above bank's prime lending rate.  This
    note is due November 1, 1996.

    Trans-Industries, Inc., $300,000 convertible subordinated           257,142
    debentures, payable in annual installments of $42,858 plus interest at 10%.  Interest is payable quarterly commencing
    March 15, 1992.  The debentures are due December 30, 2001.

    Term note, payable in monthly installments of $3,229,               106,565
    including interest at 1.25% above the bank's prime
    lending rate.  The note is due January 1, 1999.


    Term note, payable in monthly installments of $896 including        120,948
    interest at a rate of 6%.  The note is due January 21, 2002.

    Other                                                                38,688
                                                                     ----------
                                                                      4,773,695

    Less current installments                                        (  539,502)
                                                                     ----------
    Long-term debt                                                   $4,234,193
                                                                     ==========


                   TRANS-INDUSTRIES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------

5.  Long-Term Debt (continued)
    --------------------------

    The Trans-Industries, Inc. term loan agreement contains restrictive provisions relating principally to the maintenance of working capital, net worth, ratio of debt to net worth, payment of dividends, and acquisition of fixed assets. At March 31, 1996 the Company was in compliance with all provisions.

    The Company also has a secured $5,500,000 line of credit of which $3,598,889 was utilized at March 31, 1996. Interest is charged at 1 1/4% over the bank's prime lending rate. This line of credit expires on June 1, 1996.
    The line is secured by substantially all of the assets of Trans-Industries, Inc. and its domestic subsidiaries.

                   TRANS-INDUSTRIES, INC. AND SUBSIDIARIES

Item 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              -------------------------------------------------

                     CONDITION AND RESULTS OF OPERATIONS
                     -----------------------------------

                    For Three Months Ended March 31, 1996
                    -------------------------------------

Sales and Earnings
- ------------------

    Sales for the quarter ended March 31, 1996 were $7,166,092 compared to $5,256,980 for the same period a year ago. This increase of $1,909,112 is primarily attributable to an increase in sales of the Company's multifunction bus lighting module, which is the result of increased production of transit buses. The Company also posted higher sales of its variable message signs during the first quarter of 1996 compared to the same period a year ago.

    During the first quarter of 1996, the Company realized a net profit of $423,664 on sales of $7,166,092. For the same period of the prior year, the Company reported net losses of $175,553 on sales of $5,256,980. This increase in profit is due to higher sales volume being achieved. Profit/(loss) per share for the first quarter was $.14 and ($.06) for 1996 and 1995, respectively. Profit/(loss) per share was computed on the adjusted weighted average number of shares outstanding during the quarter for 1996 and 1995, which were 2,989,500 and 2,927,000, respectively.

Inventories
- -----------

    Inventory valuation is based upon the lower of cost or market. At March 31, 1996, consolidated inventories were $5,935,617 compared to $4,837,696 a year ago. The increase of $1,097,921 results from higher raw material and finished goods levels to accommodate increased sales levels.

Interest
- --------

    Interest expense amounted to approximately $217,000 and $225,000 for the first quarter of 1996 and 1995 respectively. This decrease of $8,000 was the result of slightly lower interest rates in 1996.

Financial Conditions
- --------------------

    Current financial resources coupled with anticipated funds from operations are expected to meet funding requirements for the remainder of the year, based upon present needs.

                         PART II - OTHER INFORMATION



Item 1.                        LEGAL PROCEEDING
                               ----------------

    The Company is the plaintiff in a patent infringement lawsuit. During November of 1993, an advisory jury recommended a decision in favor of the Company. In April of 1995, the judge concurred with the advisory jury and ordered that the defendant be enjoined from any further manufacture, use, or sale of the accused patented device. It was also ordered that the defendant pay approximately $3 million in damages. During 1994, the defendant appealed the case based on the lower courts interpretation of the law. On May 2, 1995, the Company was notified that the U.S. Circuit Court of Appeals changed the District Courts ruling that the defendant literally infringed the patent instead of infringement by equivalents. Further the court of appeals remanded the case back to the Federal District Court for further determination of damages. A final outcome is expected to be reached in 1996. Because this decision can be further appealed by the defendant, the ultimate award to the Company will be recorded in the financial statements when realized. Additionally, any award received by the Company will be net of certain contingent legal fees related to the lawsuit.



Item 6.                       EXHIBITS AND REPORTS ON FORM 8-K


    (b) Form 8K dated April 19, 1995, and Form 8K/A dated May 23, 1995; change in registrants certifying accountant.

                                  SIGNATURES



    Pursuant to the requirements of the Securities Exchange Act of l934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                  TRANS-INDUSTRIES, INC.




Date:  ______________________                     _____________________________
                                                  Kai Kosanke, Treasurer and
                                                  Chief Financial Officer



Date:  ______________________                     _____________________________
                                                  Paul Clemo Assistant
                                                  Treasurer

                                Exhibit Index


Exhibit Number                  Description

    11                          Financial Data Schedule