Form 10-Q
period 1996-06-30
TRANS INDUSTRIES INC
filed 1996-08-13
CIK 99102

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

     For Quarter Ended June 30, 1996           Commission File Number 0-4539

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

The number of shares outstanding of registrant's Common stock, par value $.10 per share, at June 30, 1996 was 3,077,000.

                TRANS-INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

                FORM 10-Q - FOR THE QUARTER ENDED JUNE 30, 1996

                                     INDEX


PART I.   Financial Information


Item 1.   FINANCIAL STATEMENTS

          A.    Consolidated Statements of Operations ---
                  Three months ended June 30, 1996 and 1995.
                  Six months ended June 30, 1996 and 1995.

          B.    Consolidated Balance Sheets ---
                  June 30, 1996 and December 31, 1995.

          C.    Consolidated Statements of Cash Flows ---
                  Six months ended June 30, 1996 and 1995.

          D.    Notes to Consolidated Financial Statements.


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


PART II.  Other Information

Item 1.   LEGAL PROCEEDINGS

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

          SIGNATURES

                    TRANS-INDUSTRIES, INC. AND SUBSIDIARIES

A.             CONSOLIDATED STATEMENTS OF OPERATIONS  (Unaudited)


                                                            For 3 Months Ended:                     For 6 Months Ended:
                                                         -------------------------              ---------------------------
                                                           6/30/96       6/30/95                  6/30/96         6/30/95
                                                         ----------     ----------              -----------     -----------
1. Gross sales less discounts, returns and allowances    $7,350,676     $5,932,229              $14,516,768     $11,189,209

2. Cost of goods sold                                     4,783,596      4,067,294                9,307,153       7,990,271
                                                         ----------     ----------              -----------     -----------
3. Gross profit                                           2,567,080      1,864,935                5,209,615       3,198,938

4. Selling, general and administrative exp.               1,850,784      1,376,188                3,683,316       2,877,877
                                                         ----------     ----------              -----------     -----------
5. Operating income/(loss)                                  716,296        488,747                1,526,299         321,061

6. Other (income)/expense
     Interest expense                                       204,263        238,943                  421,752         463,799
     Other income                                           (19,232)        (8,935)                 (61,383)       (124,924)
                                                         ----------     ----------              -----------     -----------
     Total other (income)/expense                           185,031        230,008                  360,369         338,875
                                                         ----------     ----------              -----------     -----------
7. Earnings/(loss) before income taxes                      531,265        258,739                1,165,930         (17,814)

8. Income tax expense/(benefit)                             182,000         75,000                  393,000         (26,000)
                                                         ----------     ----------              -----------     -----------
9. Net Profit/(loss)                                     $  349,265     $  183,739              $   772,930     $     8,186
                                                         ==========     ==========              ===========     ===========
10. Earnings per share                                   $      .12     $      .06              $       .26     $       .00
                                                         ==========     ==========              ===========     ===========
11. Dividends per share                                       -              -                        -               -
                                                         ==========     ==========              ===========     ===========

See Notes to Financial Statements

                    TRANS-INDUSTRIES, INC. AND SUBSIDIARIES

B.                        CONSOLIDATED BALANCE SHEETS


ASSETS

Current Assets                                             6/30/96                12/31/95
                                                         (Unaudited)              (Audited)
                                                        ------------            ------------
     Cash                                               $     60,927            $    109,123
     Accounts receivable                                   6,551,293               6,846,677
     Inventories (Note 2)                                  5,898,277               5,974,417
     Prepaid expenses                                        155,068                 311,866
     Deferred income taxes                                   316,000                 316,000
                                                        ------------            ------------
     Total current assets                                 12,981,565              13,558,083

Property, Plant & Equipment, at Cost

     Land                                                    370,813                 382,519
     Land improvements                                       126,660                 126,660
     Buildings                                             5,219,899               5,298,437
     Machinery & equipment                                 6,054,128               6,056,769
                                                        ------------            ------------
                                                          11,771,500              11,864,385
     Less:  accumulated
            depreciation                                  (7,526,797)             (7,758,344)
                                                        ------------            ------------
     Net plant and equipment                               4,244,703               4,106,041
                                                        ------------            ------------
Other Assets

     Investments in affiliates                                10,000                  10,000

     Patents, licenses & trademarks,
        net of accumulated amortization                       38,258                  34,159

     Excess of cost of investment in
        stock of subsidiary over equity
        in underlying net assets of
        acquisition                                          245,139                 267,425

     Sundry                                                  168,785                 172,331
                                                        ------------            ------------
Total assets                                            $ 17,688,450            $ 18,148,039
                                                        ============            ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities                                       6/30/96                12/31/95
                                                        (Unaudited)              (Audited)
                                                        -----------             -----------
     Notes payable (Note 5)                             $ 3,353,012             $ 2,981,788
     Current installments
         - Long term debt (Note 5)                          346,833                 680,233
     Accounts payable - trade                             2,159,431               3,101,956
     Accrued liabilities                                  1,134,663               1,049,010
     Income taxes                                            90,000                 423,000
                                                        -----------             -----------
     Total current liabilities                            7,083,939               8,235,987

     Deferred Income Taxes - Non-current                    223,000                 223,000

Long term debt -

     Current portion shown above (Note 5)                 4,189,151               4,271,314
     Other non-current liabilities                          322,020                 331,364

Stockholders' Equity

     Preferred stock of $1.00 par value
     per share - authorized 500,000
     shares; none issued                                         --                      --

     Common stock of $.10 par value per
     share - authorized 10,000,000 shares;
     3,100,000 shares issued and 3,077,000
     outstanding at 6/30/96                                 310,000                 310,000

     Treasury Stock                                          (2,300)                 (2,300)
     Additional paid-in capital                           4,081,546               4,081,546
     Retained earnings                                    1,611,855                 838,926
     Foreign currency translation                          (130,761)               (141,798)
                                                        -----------             -----------
                                                          5,870,340               5,086,374
                                                        -----------             -----------
Total liabilities and stockholders' equity              $17,688,450             $18,148,039
                                                        ===========             ===========


See Notes to Financial Statements.

                             TRANS-INDUSTRIES, INC.
                     Consolidated Statements of Cash Flows
C.              For the Six Months Ended June 30, 1996 and 1995


                                                  Six Months Ended June 30
                                                 ---------------------------
                                                     1996           1995
                                                 ------------  -------------
                                                 (Unaudited)   (Unaudited)
                                                 ------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                $    772,929  $       8,186
Adjustments to reconcile net income (loss)
to net cash provided by operations:
   Depreciation/Amortization                          318,354        389,125
   Decrease (increase) in accts. receiv.              295,384       (364,074)
   Decrease (increase) in inventory                    76,140       (260,697)
   Decrease (increase) in prepaid exp.                156,798        (30,165)
   Increase (decrease) in accts. payable             (942,525)      (119,541)
   Increase (decrease) in accr. liab.                  85,653        (34,009)
   Increase (decrease) in income taxes               (333,000)       (26,000)
   Disposal of fixed assets                            10,228          4,180
   (Gain) loss on sale of fixed assets                (30,730)        (7,338)
                                                 ------------  -------------

Net Cash Provided (Used) by Operations                409,231       (440,333)

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of fixed assets                          (461,781)       (90,411)
   Proceeds from sale of property and equipment        47,000         75,000
                                                 ------------  -------------

Net Cash Provided (Used) by Investing                (414,781)       (15,411)

CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase (repayment) of long-term
   borrowings                                        (424,907)      (109,204)
   Net proceeds (payment) of credit line              371,224        609,184
                                                 ------------  -------------

Net Cash Provided (Used) by Financing                 (53,683)       499,980

Foreign currency translation                            11037         13,316
                                                 ------------  -------------

Net Increase in Cash                                  (48,196)        57,552
Cash at beginning of year                             109,123         27,739
                                                 ------------  -------------
Cash at end of quarter                           $     60,927  $      85,291
                                                 ============  =============

Supplemental Disclosures:
   Interest paid                                 $    384,473  $     415,350
   Income taxes (refunded) paid, net                  726,000            -0-

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


2. Inventories

   The major components of inventories are:


                                       6/30/96    12/31/95
                                     ----------  ----------

                    Raw Materials    $3,484,660  $3,860,239
                    Work in Process     726,945     513,525
                    Finished Goods    1,686,672   1,600,653
                                     ----------  ----------

                                     $5,898,277  $5,974,417
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

D.                  TRANS-INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. Long-Term Debt


   Long-term debt at June 30, 1996 consisted of the following:

   Trans-Industries, Inc., $3,840,000 term note, payable in monthly                  $3,689,277
   installments of $40,496 which includes interest at 1% over the bank's prime lending rate, and a balloon payment of $3,179,777 in October 1999.
   The note is secured by substantially all the assets of Trans-Industries,
   Inc. and subsidiaries.

   Transmatic Europe Ltd., mortgage note, payable in monthly installments of            198,736
   $890 plus interest at 9.99%.   The mortgage is secured by certain property
   and is due August 9, 2003.

   Term note payable in monthly installments of $41,667, including interest at          140,831
   1 1/4% above bank's prime lending rate.  This note is due November 1, 1996.

   Trans-Industries, Inc., $300,000 convertible subordinated debentures,                257,142
   payable in annual installments of $42,858 plus interest at 10%. Interest is payable quarterly commencing March 15, 1992.  The debentures are due December 30, 2001.

   Term note, payable in monthly installments of $3,229, including interest at           96,878
   1.25% above the bank's prime lending rate.  The note is due January 1, 1999.

   Term note, payable in monthly installments of $896 including interest at a           120,071
   rate of 6%.  The note is due January 21, 2002.

   Other                                                                                 33,049
                                                                                     ----------
                                                                                      4,535,984

   Less current installments                                                           (346,833)
                                                                                     ----------
   Long-term debt                                                                    $4,189,151
                                                                                     ==========

                    TRANS-INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


5. Long-Term Debt (continued)

   The Trans-Industries, Inc. term loan agreement contains restrictive provisions relating principally to the maintenance of working capital, net worth, ratio of debt to net worth, payment of dividends, and acquisition of fixed assets. At June 30, 1996 the Company was in compliance with all provisions.

   The Company also has a secured $6,500,000 line of credit of which $3,353,012 was utilized at June 30, 1996. Interest is charged at 3/4% over the bank's prime lending rate. This line of credit expires on July 1, 1997. The line is secured by substantially all of the assets of Trans-Industries, Inc. and its domestic subsidiaries.

                    TRANS-INDUSTRIES, INC. AND SUBSIDIARIES

Item 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                      CONDITION AND RESULTS OF OPERATIONS

                       For Six Months Ended June 30, 1996

Sales and Earnings

     Sales for the quarter ended June 30, 1996 were $7,350,676 compared to $5,932,229 for the same period a year ago. This increase of $1,418,447 is primarily attributable to an increase in sales of the Company's multifunction bus lighting module, which is the result of increased production of transit buses. The Company also posted higher domestic sales of its variable message signs during the second quarter of 1996 compared to the same period a year ago.

     During the second quarter of 1996, the Company realized a net profit of $349,265 on sales of $7,350,676. For the same period of the prior year, the Company reported net profit of $183,739 on sales of $5,932,229. This increase in profit is due to higher sales volume being achieved. Profit per share for the second quarter was $.12 and $.06 for 1996 and 1995, respectively. Profit per share was computed on the adjusted weighted average number of shares outstanding during the quarter for 1996 and 1995, which were 3,027,000 and 2,927,000, respectively.

Inventories

     Inventory valuation is based upon the lower of cost or market. At June 30, 1996, consolidated inventories were $5,898,277 compared to $5,078,522 a year ago. The increase of $819,755 results from higher raw material and finished goods levels to accommodate increased sales levels.

Interest

     Interest expense amounted to approximately $204,000 and $239,000 for the second quarter of 1996 and 1995 respectively. This decrease of $35,000 was the result of slightly lower interest rates in 1996.

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


                                        TRANS-INDUSTRIES, INC.




Date: August 13, 1996                   /s/ Kai Kosanke
     ---------------------              ------------------------------------
                                        Kai Kosanke, Treasurer
                                        and Chief Financial Officer



Date: August 13, 1996                   /s/ Paul Clemo
     ---------------------              ------------------------------------
                                        Paul Clemo
                                        Assistant Treasurer

                                EXHIBIT INDEX



EXHIBIT NO.                             DESCRIPTION
- -----------                             -----------

    27                             FINANCIAL DATA SCHEDULE