Form 10-Q
period 1996-09-30
TRANS INDUSTRIES INC
filed 1996-11-06
CIK 99102

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

    For Quarter Ended September 30, 1996      Commission File Number 0-4539

                             TRANS-INDUSTRIES, INC.

             (Exact name of registrant as specified in its charter)


            Delaware                         13-2598139
     -------------------------------  ------------------------------------

     (State or other jurisdiction of (I.R.S. Employer Identification No.) incorporation or organization)


                  2637 Adams Road, Rochester Hills, MI  48309
                  -------------------------------------------

                         (Address)          (Zip Code)

       Registrant's Telephone Number, including Area Code (810) 852-1990

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities and Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing
requirements for the past 90 days.  YES   X      NO
                                         ----       ----

The number of shares outstanding of registrant's Common stock, par value $.10 per share, at September 30, 1996 was 3,072,000.

                TRANS-INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

              FORM 10-Q - FOR THE QUARTER ENDED SEPTEMBER 30, 1996

                                     INDEX


PART I.   Financial Information


Item 1. FINANCIAL STATEMENTS

     A. Consolidated Statements of Operations ---
          Three months ended September 30, 1996 and 1995.
          Nine months ended September 30, 1996 and 1995.

     B. Consolidated Balance Sheets ---
          September 30, 1996 and December 31, 1995.

     C. Consolidated Statements of Cash Flows ---
          Nine months ended September 30, 1996 and 1995.

     D. Notes to Consolidated Financial Statements.



Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


PART II.  Other Information

Item 1.         LEGAL PROCEEDINGS

Item 6.         EXHIBITS AND REPORTS ON FORM 8-K

                SIGNATURES

                    TRANS-INDUSTRIES, INC. AND SUBSIDIARIES
A.
               CONSOLIDATED STATEMENTS OF OPERATIONS  (Unaudited)




                                                         For 3 Months Ended:         For 9 Months Ended:
                                                         --------------------------  --------------------------
                                                              9/30/96       9/30/95       9/30/96       9/30/95
                                                           ----------    ----------   -----------   -----------
1.   Gross sales less discounts, returns and allowances    $7,217,902    $6,549,057   $21,734,670   $17,738,266

2.   Cost of goods sold                                     4,681,411     4,315,931    13,988,564    12,306,202
                                                           ----------    ----------   -----------   -----------
3.   Gross Profit                                           2,536,491     2,233,126     7,746,106     5,432,064

4.   Selling, general and administrative exp.               1,873,857     1,526,453     5,557,173     4,404,330
                                                           ----------    ----------   -----------   -----------
5.   Operating income/(loss)                                  662,634       706,673     2,188,933     1,027,734

6.   Other (income)/ expense
     Interest expense                                         193,909       238,418       615,661       702,217
     Other income                                             (20,045)          (85)      (81,428)     (125,009)
                                                           ----------    ----------   -----------   -----------
      Total other (income)/expense                            173,864       238,333       534,233       577,208
                                                           ----------    ----------   -----------   -----------
7.   Earnings/(loss) before income taxes                      488,770       468,340     1,654,700       450,526

8.   Income tax expense/(benefit)                             173,000       156,000       566,000       130,000
                                                           ----------    ----------   -----------   -----------
9.   Net profit/(loss)                                       $315,770      $312,340    $1,088,700    $  320,526
                                                           ==========    ==========   ===========   ===========
10.  Earnings per share                                          $.10          $.11          $.36          $.11
                                                           ==========    ==========   ===========   ===========
11.  Dividends per share                                        --            --           --            --
                                                           ==========    ==========   ===========   ===========



See Notes to Financial Statements

                    TRANS-INDUSTRIES, INC. AND SUBSIDIARIES

                        B. CONSOLIDATED BALANCE SHEETS


ASSETS

Current Assets                                   9/30/96              12/31/95
                                               (Unaudited)          ( Audited )
                                               ---------          ------------
     Cash                                    $   154,035             $   109,123
     Accounts receivable                       6,474,348               6,846,677
     Inventories (Note 2)                      5,787,644               5,974,417
     Prepaid expenses                            141,438                 311,866
     Deferred income taxes                       316,000                 316,000
                                             -----------             -----------
     Total current assets                     12,873,465              13,558,083

Property, Plant & Equipment, at Cost

     Land                                        370,813                 382,519
     Land improvements                           126,660                 126,660
     Buildings                                 5,231,670               5,298,437
     Machinery & equipment                     6,287,093               6,056,769
                                             -----------             -----------
                                              12,016,236              11,864,385
     Less: accumulated
           depreciation                       (7,663,675)             (7,758,344)
                                             -----------             -----------
     Net plant and equipment                   4,352,561               4,106,041
                                             -----------             -----------


Other Assets

     Investments in affiliates                    10,000                  10,000

     Patents, licenses & trademarks,
       net of accumulated amortization            36,752                  34,159

     Excess of cost of investment in
       stock of subsidiary over equity in
       underlying net assets of acquisition      233,997                 267,425


     Sundry                                      135,302                 172,331
                                             -----------              ----------

Total assets                                 $17,642,077             $18,148,039
                                             ===========             ===========


LIABILITIES AND STOCKHOLDERS EQUITY

Current Liabilities                           9/30/96                  12/31/95
                                            (Unaudited)             (   Audited )
                                           -------------            ------------
     Notes payable (Note 5)                  $ 3,339,797             $ 2,981,788
     Current installments
       - Long term debt (Note 5)                 196,545                 680,233
     Accounts payable - trade                  1,886,160               3,101,956
     Accrued liabilities                       1,357,061               1,049,010
     Income taxes                                  8,000                 423,000
                                             -----------             -----------

     Total current liabilities                 6,787,563               8,235,987

     Deferred Income Taxes - Non-current         223,000                 223,000

Long term debt -

     Current portion shown above (Note 5)      4,138,176               4,271,314
     Other non-current liabilities               325,619                 331,364

Stockholders' Equity

     Preferred stock of $1.00 par value
     per share - authorized 500,000
     shares; none issued                            --                       --

     Common stock of $.10 par value per share
     - authorized 10,000,000 shares;
     3,100,000 shares issued and
     3,072,000  at 9/30/96                       310,000                 310,000

     Treasury Stock                            (   2,800)              (   2,300)
     Additional paid-in capital                4,053,986               4,081,546
     Retained earnings                         1,927,625                 838,926
     Foreign currency translation              ( 121,092)              ( 141,798)
                                               ---------               ---------
                                               6,167,719               5,086,374
                                               ---------               ---------
Total liabilities and
stockholders' equity                         $17,642,077             $18,148,039
                                             ===========             ===========


See Notes to Financial Statements.

                             TRANS-INDUSTRIES, INC.
                     Consolidated Statements of Cash Flows
C.           For the Nine Months Ended September 30, 1996 and 1995


                                                Nine Months Ended September 30
                                              ---------------------------------
                                                   1996             1995
                                              ----------------  ---------------
                                                ( Unaudited)    ( Unaudited)
                                              ----------------  ---------------

CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)                                 $ 1,088,700   $    320,526
Adjustments to reconcile net income (loss)
to net cash provided by operations:

   Depreciation/Amortization                          508,555        488,637
   Decrease (increase) in accts. receiv.              372,329   (  1,733,463)
   Decrease (increase) in inventory                   186,773   (  1,019,836)
   Decrease (increase) in prepaid exp.                170,428   (    146,322)
   Increase (decrease) in accts. payable          ( 1,215,796)       382,634
   Increase (decrease) in accr. liab.                  308,051        77,596
   Increase (decrease) in income taxes            (   415,000)       130,000
   Disposal of fixed assets                            10,228         45,000
   (Gain) loss on sale of fixed assets            (    31,630)  (      7,338)
                                                  -----------    -----------

Net Cash Provided (Used) by Operations                982,638   (  1,462,566)


CASH FLOWS FROM INVESTING ACTIVITIES

   Purchase of fixed assets                       (   712,810)  (    142,475)
   Proceeds from sale of property  and equipment       47,000         75,000
                                                  -----------    -----------
Net Cash Provided (Used) by Investing             (   665,810)  (     67,475)

CASH FLOWS FROM FINANCING ACTIVITIES
     Net increase (repayment) of long-term
       borrowings                                 (   622,571)  (    174,703)
     Net proceeds (payment) of credit line            358,009      1,768,741
     Purchase of Treasury Stock                   (    28,060)            -0-
                                                  -----------    -----------

Net Cash Provided (Used) by Financing             (   292,622)     1,594,038

Foreign currency translation                           20,706          7,623
                                                  -----------    -----------

Net Increase in Cash                                   44,912         71,620
Cash at beginning of year                             109,123         27,739
                                                  -----------    -----------
Cash at end of quarter                            $   154,035    $    99,359
                                                  ===========    ===========
Supplemental Disclosures:
     Interest paid                                $   564,619    $   612,054
     Income taxes (refunded) paid, net            $   981,000    $        -0-

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


2. Inventories

   The major components of inventories are:


                                9/30/96    12/31/95
                               ----------  ----------
              Raw Materials    $3,396,402  $3,860,239
              Work in Process     801,219     513,525
              Finished Goods    1,590,023   1,600,653
                               ----------  ----------

                               $5,787,644  $5,974,417
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

D.                   TRANS-INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


5. Long-Term Debt

   Long-term debt at September 30, 1996 consisted of the following:

   Trans-Industries, Inc., $3,840,000 term note, payable in        $3,654,720
   monthly installments of $40,496 which
   includes interest at 1% over the bank's prime lending rate, and a balloon payment of $3,179,777 in October 1999. The note is secured by substantially all the assets of Trans-Industries, Inc. and subsidiaries.

   Transmatic Europe Ltd., mortgage note, payable in monthly          188,619
   installments of $890 plus interest at 9.99%.
   The mortgage is secured by certain property and is due August 9, 2003.

   Trans-Industries, Inc., $300,000 convertible subordinated          257,142
   debentures, payable in annual installments of $42,858 plus interest at 10%. Interest is payable quarterly commencing March 15, 1992.
   The debentures are due December 30, 2001.

   Term note, payable in monthly installments of $3,229,               87,191
   including interest at 1.25% above the bank's prime lending rate. The note is due January
   1, 1999.


   Term note, payable in monthly installments of $896                 117,383
   including interest at a rate of 6%.
   The note is due January 21, 2002.

   Other                                                               29,666


                                                                   -----------
                                                                    4,334,721
   Less current installments                                         (196,545)
                                                                   -----------
   Long-term debt                                                  $4,138,176
                                                                   ===========

                    TRANS-INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


5. Long-Term Debt (continued)

   The Trans-Industries, Inc. term loan agreement contains restrictive provisions relating principally to the maintenance of working capital, net worth, ratio of debt to net worth, payment of dividends, and acquisition of fixed assets. At September 30, 1996 the Company was in compliance with all provisions.

   The Company also has a secured $6,500,000 line of credit of which $3,339,797 was utilized at September 30, 1996. Interest is charged at 3/4% over the bank's prime lending rate. This line of credit expires on July 1, 1997. The line is secured by substantially all of the assets of Trans-Industries, Inc. and its domestic subsidiaries.

6. Stock Changes

   In July of 1996, 5000 shares of stock were repurchased and are currently being held as Treasury Stock.

                    TRANS-INDUSTRIES, INC. AND SUBSIDIARIES

Item 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                      CONDITION AND RESULTS OF OPERATIONS

                    For Nine Months Ended September 30, 1996

Sales and Earnings

     Sales for the quarter ended September 30, 1996 were $7,217,902 compared to $6,549,057 for the same period a year ago. This increase of $668,845 is primarily attributable to an increase in sales of the Company's electronic destination signs for use on intercity transit buses.

     During the third quarter of 1996, the Company realized a net profit of $315,770 on sales of $7,217,902. For the same period of the prior year, the Company reported net profit of $312,340 on sales of $6,549,057. This slight increase of $3,430.00 on a higher sales volume was depressed due to a final write down of a receivable in the third quarter of 1996 which amounted to $113,000.00 pre tax. Profit/(loss) per share for the third quarter was $.10 and $.11 for 1996 and 1995, respectively. Profit/(loss) per share was computed on the adjusted weighted average number of shares outstanding during the quarter for 1996 and 1995, which were 3,064,500 and 2,927,000, respectively.

Inventories

     Inventory valuation is based upon the lower of cost or market. Comparatively, inventory levels remained relatively constant. At September 30, 1996, consolidated inventories were $5,787,644 compared to $5,837,661 a year ago.

Interest

     Interest expense amounted to approximately $194,000 and $238,000 for the third quarter of 1996 and 1995 respectively. This decrease of $44,000 was the result of slightly lower interest rates in 1996.

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

                                         TRANS-INDUSTRIES, INC.





          Date:    11/5/96               /s/ Kai Kosanke
               ----------------          -----------------------------
                                         Kai Kosanke, Treasurer
                                         and Chief Financial Officer



          Date:    11/5/96               /s/ Paul Clemo
               ----------------          -----------------------------
                                         Paul Clemo
                                         Assistant Treasurer

                                EXHIBIT INDEX


Exhibit No.                     Description                     Page
-----------                     ------------                   ------

27                              Financial Data Schedule