Form 10-K
period 1996-12-31
TRANS INDUSTRIES INC
filed 1997-03-24
CIK 99102

                                   FORM 10-K




                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

 For the fiscal year ended December 31, 1996     Commission File Number 0-4539

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

     As of February 28, 1997, 3,072,000 shares of Common Stock were outstanding and the aggregate market value of the Common Stock held by non-affiliates of the registrant (based upon the last sale price on the NASDAQ National Market) was approximately $6,400,538.

DOCUMENTS INCORPORATED BY REFERENCE
     Information called for by Part III (Items 10, 11, 12, and 13) is incorporated by reference from the Registrant's definitive proxy statement in connection with its Annual Meeting of Shareholders to be held on May 14, 1997, which Proxy Statement will be filed pursuant to Regulation 14A.

                                     PART I

Item 1  Business.

Introduction

     Trans-Industries, Inc. (and its subsidiaries) (the "Company") was incorporated in Delaware in 1967 to acquire the business of Transign, Inc., a company founded in 1952 to manufacture mechanical bus signs. Initially, the Company produced mechanical signage for the mass transit market, but its current efforts have been concentrated on electronic systems for the display of information, bus lighting products and source extraction systems for the environmental market. These products are sold to virtually all aspects of the transportation industry and to a broad range of commercial and industrial markets. The Company has one major customer, Nova Bus Corp., which accounted for over 10 percent of consolidated annual sales. Although Nova Bus Corp. is a highly valued customer, the Company does not consider itself dependent upon them for continued, ongoing operations. Sales volume is significantly affected by state and municipal government spending for mass transit, highway systems, and airports. As of February 28, 1997, the Company's backlog was $10,748,200, compared with $8,641,900 and approximately $5,762,600 for the same dates in 1996 and 1995, respectively. Of the current backlog, it is anticipated that 90 percent will be completed within one year.

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

  B. Foreign and Domestic Operations and Export Sales.

     Through subsidiaries, the Company operates manufacturing, assembly, sales, and service facilities in the United Kingdom. These operations sell products purchased from the affiliated domestic companies, as well as products manufactured in the United Kingdom, to European and Australian customers. Additional foreign sales are made on an export basis from domestic offices as well as through certain agents abroad. Summarized financial information about foreign operations and exports are in Notes F and H to the Consolidated Financial Statements.

  C. Research and Quality Control.

     The Company's principal research activities are conducted at its product development center in Rochester Hills, Michigan, where line maintenance and new product programs are carried out according to perceived market opportunities. Quality control, rather than being centralized, is a function performed at each manufacturing plant.

     Approximately $587,000, $438,000, and $438,000 were spent on research and development during the years ended December 31, 1996, 1995, and 1994, respectively.

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

  F. Employee Relations.

     The Company employs approximately 272 people, supplemented by temporary workers, with a minority of these employees covered by a union contract that expires August 7, 1998. The Company considers its overall labor relations with employees to be good.

     The Company maintains profit sharing and 401-K plans for all of its full-time employees who are not part of a bargaining unit.

     The Company adopted a stock option plan, in 1996, for officers, directors, and key employees of the Company and its subsidiaries. (See Note G to the financials)

  G. Environmental Considerations.

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

Item 3.    Legal Proceedings.

     The Company is the plaintiff in a patent infringement lawsuit. During November of 1993, an advisory jury recommended a decision in favor of the Company. In April of 1994, the judge concurred with the advisory jury and ordered that the defendant be enjoined from any further manufacture, use, or sale of the accused patented device. It was also ordered that the defendant pay approximately $3 million in damages. During 1994, the defendant appealed the case. A final outcome is expected to be reached in 1997. Because this decision can be further appealed by the Defendant, the ultimate award to the Company will be recorded in the financial statements when realized. Additionally, any award received by the Company will be net of certain contingent legal fees related to the lawsuit.


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

                                    PART II

Item 5.    Market for Registrant's Common Equity and Related Stockholder
Matters.

     The Common Stock is traded on the Over-the-Counter Market and is included in the National Association of Securities Dealers Automated Quotation System under the symbol TRNI. The following table sets forth the range of trade prices as reported by the National Securities Dealers Association, Inc. for the preceding two years:


                                          Trade Prices
                                     ----------------------
                                     High              Low
                                     ----              ----
          1996
              First  Quarter         5.13              2.88
              Second Quarter         8.13              4.75
              Third  Quarter         7.50              4.63
              Fourth Quarter         5.50              4.63


          1995
              First  Quarter         1.88              1.00
              Second Quarter         2.88              1.13
              Third  Quarter         3.00              2.13
              Fourth Quarter         3.13              1.75



These quotations reflect actual transactions without retail markup, markdown, or commission.

     As of December 31, 1996, there were 303 registered holders of the Common Stock of the Registrant.

Item 6.     Selected Financial Data.



OPERATIONS                                1996         1995         1994           1993             1992
 Net Sales                            $29,919,604  $24,934,101   $23,202,257    $25,571,607     $26,022,549
 Cost of Sales                         19,007,311   17,109,368    16,615,601     19,691,806      19,212,190
 Interest Expense                         782,684      909,458       809,060        717,979         723,925
 Income Tax Exp./(Benefit)                851,000      277,000        30,000        (65,000)         96,000
 Earnings/(Loss) before Cum.
      Effect of Change in
      Accounting Method                 1,722,758      823,733      (481,413)      (588,466)        127,153
 Net Earnings/(Loss)                    1,722,758      823,733      (481,413)      (488,466)        127,153

FINANCIAL CONDITION
 Current Assets                        13,369,606   13,558,083    10,818,940     12,117,324      12,282,152
 Current Liabilities                    7,164,283    8,235,987     5,981,338      6,880,011       7,498,979
 Working Capital                        6,205,323    5,322,096     4,837,602      5,237,313       4,783,173
      Current Ratio                          1.87         1.65          1.81           1.76            1.64
      Net Property, Plant
 and Equipment                          4,520,969    4,106,041     4,600,485      4,864,205       4,785,493
 Long Term Debt                         3,992,566    4,271,314     5,318,208      5,737,887       4,697,407
 Stockholders' Equity                   6,921,771    5,086,374     3,991,183      4,403,428       4,883,541
 Total Assets                          18,515,167   18,148,039    15,995,926     17,683,476      17,631,177
    Tangible Net Worth (a)
 and Subordinated Debt                  6,663,201    5,076,091     4,979,187      5,243,241       5,670,609

COMMON SHARE DATA
 Earnings/(Loss) before Cum.
      Effect of Change in
      Accounting Method                    $ .56         $ .28         $(.16)         $(.20)          $ .04
 Net Earnings/(Loss) (b)
      Primary                              $ .56         $ .28         $(.16)         $(.17)          $ .04
      Assuming Fully Diluted               $ .54         $ .26         $(.16)         $(.17)          $ .04
 Book Value (c)                            $2.25         $1.65         $1.36          $1.50           $1.67
 Average Shares Outstanding
      Primary                          3,075,000     2,952,000     2,927,000      2,927,000       2,928,500
      Assuming Fully Diluted           3,203,000     3,519,000     2,927,000      2,927,000       2,928,500


    (a) Tangible net worth equals total assets less intangible assets, less total liabilities. Subordinated debt consists of two convertible subordinated debentures. (See Note D of notes to consolidated financial statements.)

    (b) Based on weighted average number of common shares and equivalents outstanding.

    (c) Based on shares outstanding at year end.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

OPERATIONS

1996 Compared With 1995

     Sales for 1996 were $29.9 million compared to $24.9 million for the previous year. This sales increase of $5.0 million, or 20.1 percent from 1995 sales levels, was attributable to continued growth in sales of the Company's multi-functional lighting systems used in mass transit vehicles. Additionally, the Company enjoyed a substantial increase in the sale of its electronic destination signs. 1996 sales of this product to the mass transit market doubled over the 1995 sales level. Increased bus production, as well as increased market share, accounted for the improved sales levels in 1996. Inflationary impact on sales for 1995 and 1996 was minimal.

     For the first quarter of 1997, the Company expects sales to be up from the levels achieved for the same period last year. The increase in sales is due primarily to a strong market for the Company's bus lighting products and its variable message displays.

     The Company's pretax income for 1996 amounted to $2,573,758 compared to $1,100,733 of pretax income for the 1995 fiscal year. This increase of $1,473,025, or 134 percent, is primarily attributable to increased sales volume.

     Cost of sales for 1996 was $19,007,311 compared to $17,109,368 for the year before. As a percentage of sales, cost of sales decreased to 63.5 percent in 1996, from 68.6 percent in 1995. The decrease of 5.1 percent is attributable primarily to the increased sales volume in 1996.

     Selling, general, and administrative expenses increased to $7,654,370 in 1996, from $5,937,896 in 1995. This increase of $1,716,474 was not isolated in any specific area of operations, rather it was made up of many varied expenditures relating to increased sales volume. A majority of the increase can be isolated to these areas: (1) Bad debt expense increased approximately $394,000 over 1995 levels. This was primarily the result of a major U.S. bus builder declaring bankruptcy in 1996. The Company believes its possibility of ever collecting is nil, therefore the entire receivable was written off. (2) Increased sales and marketing efforts, though quite effective, accounted for approximately $236,000 of increased expenditures over 1995. (3) The Company also recorded increases in its incentive pay, professional fees, and research and development expenses of approximately $239,000, $135,000, and $149,000, respectively.

     Interest expense decreased in 1996 to $782,684 from $909,458. This decrease of $126,774 was primarily due to lower borrowings in 1996.

1995 Compared With 1994

     Sales for 1995 were $24.9 million compared to $23.2 million for the previous year. This sales increase of $1.7 million, or 7.3 percent, from 1994 sales levels was attributable to achieving higher sales levels of the Company's multi-functional lighting systems for use in mass transit vehicles. Increased bus production, as well as increased market share accounted for the improved sales levels in 1995. Foreign operations also showed slightly improved sales volumes over 1994. Inflationary impact on sales for 1994 and 1995 was minimal.

     For the first quarter of 1996, the Company's sales were up from the levels achieved for the same period last year. The increase in sales was due primarily to a strong market for the Company's bus lighting products, and to a lesser extent, increased demand for the Company's variable message displays.

     The Company's pretax income for 1995 amounted to $1,100,733 compared to a pretax loss of $451,413 for the 1994 fiscal year. The income generated in 1995 was due to increased sales volume as well as a much improved product mix compared to the previous year.

     Cost of sales for 1995 was $17,109,368 compared to $16,615,601 for the year before. As a percentage of sales, cost of sales decreased to 68.6 percent in 1995 from 71.6 percent in 1994. The decrease of 3.0 percent was attributable primarily to the discontinuation of the molded composite product line which shipped its final production in September of 1994.

     Selling, general, and administrative expenses showed a net decrease of $191,984 for 1995 compared to 1994. This decrease approximates the one time benefit the Company recognized in 1995 as a result of discontinuing a foreign venture.

     Interest expense increased in 1995 to $909,458 from $809,060 in 1994.
This increase of $100,398 was due to higher interest rates in 1995 and slightly higher borrowings.

LIQUIDITY AND CAPITAL RESOURCES

     As of year end 1996, the Company had $6.2 million of working capital compared with $5.3 million at year end 1995 and $4.8 million at year end 1994. This increase in working capital of $900,000 resulted from the Company's increased profitability and utilization of assets. In October of 1995 the Company retired $700,000 of convertible debentures with funds acquired through short term borrowings, which were repaid in 1996. If the Company's award of approximately $3 million in its patent litigation is upheld on appeal, liquidity will be enhanced.

     At December 31, 1996, there were no material commitments for capital expenditures. It is expected that capital expenditures for 1997 will come in at a slightly lower level then recorded in 1996. It is management's belief that cash flow from operations and short term borrowings will be sufficient for working capital requirements, debt service obligations, and capital expenditures for the ensuing year.

DIVIDENDS

     The Company has not paid cash dividends on its common stock for its three most recent fiscal years, and does not anticipate that it will do so in the foreseeable future. The Company's term loan agreement restricts the payment of cash dividends on its common stock. See Note D to the Consolidated Financial Statements.


Item 8.    Financial Statements.

     The following pages contain the Consolidated Balance Sheets as of December 31, 1996 and 1995 and the related Consolidated Statement of Operations, Stockholders' Equity and Cash Flows for each of the years in the three year period ended December 31, 1996, including the reports of the Company's independent certified public accountants.

 CONSOLIDATED FINANCIAL STATEMENTS AND REPORT OF INDEPENDENT CERTIFIED PUBLIC
                                 ACCOUNTANTS

                   TRANS-INDUSTRIES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1996, 1995 AND 1994

                                    CONTENTS





                                                             PAGE

Report of Independent Certified Public Accountants .........  13

FINANCIAL STATEMENTS

  Consolidated Balance Sheets ..............................  14

  Consolidated Statements of Operations ....................  16

  Consolidated Statements of Stockholders' Equity ..........  17

  Consolidated Statements of Cash Flows ....................  18

  Notes to Consolidated Financial Statements ...............  19


SUPPLEMENTAL INFORMATION

  Schedule II - Valuation and Qualifying Accounts...........  29

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS





Board of Directors
Trans-Industries, Inc.

We have audited the accompanying consolidated balance sheets of Trans-Industries, Inc. (a Delaware corporation) and Subsidiaries as of December 31, 1996 and 1995 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above, present fairly, in all material respects, the consolidated financial position of Trans-Industries, Inc. and Subsidiaries as of December 31, 1996 and 1995, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

We have also audited Schedule II for each of the three years in the period ended December 31, 1996. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.

Grant Thornton LLP

Detroit, Michigan
February 4, 1997

                    TRANS-INDUSTRIES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 1996 AND 1995




                      ASSETS                                    1996                 1995
                                                            -----------         -----------
CURRENT ASSETS
  Cash                                                      $   358,764         $   109,123
  Accounts receivable, less allowance for doubtful
    accounts of $109,000 in 1996 and $137,000
    in 1995                                                   6,195,865           6,846,677
  Inventories (Note C)                                        6,162,592           5,974,417
  Deferred income taxes (Note F)                                373,000             316,000
  Prepaid expenses and other current assets                     279,385             311,866
                                                            -----------         -----------

         Total Current Assets                                13,369,606          13,558,083


PROPERTY AND EQUIPMENT - AT COST (NOTES B AND D)
  Land                                                          370,814             382,519
  Land improvements                                             126,660             126,660
  Buildings                                                   5,234,892           5,298,437
  Machinery and equipment                                     6,582,016           6,056,769
                                                            -----------         -----------

                                                             12,314,382          11,864,385
  Less accumulated depreciation                               7,793,413           7,758,344
                                                            -----------         -----------
         Net property and equipment                           4,520,969           4,106,041


Excess of cost over net assets acquired net of
  accumulated amortization of $1,114,275 in
  1996 and $1,069,704 in 1995                                   222,854             267,425
Other assets                                                    401,738             216,490
                                                            -----------         -----------

                                                            $18,515,167         $18,148,039
                                                            ===========         ===========





   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                    TRANS-INDUSTRIES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 1996 AND 1995







    LIABILITIES AND STOCKHOLDERS' EQUITY                             1996                         1995
                                                                 -----------                   -----------
CURRENT LIABILITIES
  Note payable to bank (Note D)                                  $ 2,539,142                   $ 2,981,788
  Current maturities of long-term debt (Note D)                      250,243                       680,233
  Accounts payable                                                 2,779,171                     3,101,956
  Income taxes payable (Note F)                                      195,000                       423,000
  Accrued liabilities                                              1,400,727                     1,049,010
                                                                 -----------                   -----------

          Total Current Liabilities                                7,164,283                     8,235,987

Long-term debt, excluding current maturities (Note D)              3,992,566                     4,271,314
Deferred income taxes (Note F)                                       126,000                       223,000
Other liabilities                                                    310,547                       331,364

COMMITMENTS AND CONTINGENCIES (NOTE I)                                     -                             -

STOCKHOLDERS' EQUITY (NOTE D)
  Preferred stock of $1 par value per share, authorized
     500,000 shares; none issued                                           -                             -
  Common stock of $0.10 par value per share, authorized
     10,000,000 shares; issued 3,072,000 and 3,100,000
     shares in 1996 and 1995, respectively; 3,072,000
     and 3,077,000 shares outstanding in 1996 and 1995,
     respectively                                                    307,200                       310,000
  Treasury stock                                                           -                        (2,300)
  Additional paid-in capital                                       4,053,985                     4,081,546
  Retained earnings                                                2,561,684                       838,926
  Foreign currency translation adjustment                             (1,098)                     (141,798)
                                                                 -----------                   -----------

          Total stockholders' equity                               6,921,771                     5,086,374
                                                                 -----------                   -----------
                                                                 $18,515,167                   $18,148,039
                                                                 ===========                   ===========





   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                    TRANS-INDUSTRIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                 YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994






                                                          1996             1995               1994
Net sales                                                $29,919,604       $24,934,101        $23,202,257

Cost of goods sold                                        19,007,311        17,109,368         16,615,601
                                                         -----------       -----------        -----------

         Gross profit                                     10,912,293         7,824,733          6,586,656

Selling, general and administrative expense                7,654,370         5,937,896          6,129,880
                                                         -----------       -----------        -----------

         Operating earnings                                3,257,923         1,886,837            456,776

Other expense (income), net
  Interest expense                                           782,684           909,458            809,060
  Other                                                      (98,519)         (123,354)            99,129
                                                         -----------       -----------        -----------
                                                             684,165           786,104            908,189
                                                         -----------       -----------        -----------

         Earnings (loss) before income
           taxes                                           2,573,758         1,100,733           (451,413)

Income tax expense (Note F)                                  851,000           277,000             30,000
                                                         -----------       -----------        -----------
         Net earnings (loss)                             $ 1,722,758       $   823,733        $  (481,413)
                                                         ===========       ===========        ===========


Earnings per share (Note B):
 Primary:
  Net earnings (loss) per common share                   $       .56       $       .28        $      (.16)
                                                         ===========       ===========        ===========


Assuming full dilution:
  Net earnings (loss)                                    $       .54       $       .26        $      (.16)
                                                         ===========       ===========        ===========

Weighted average number of common
shares outstanding:
    Primary                                                3,075,000         2,952,000          2,927,000

    Assuming full dilution                                 3,203,000         3,519,000          2,927,000




   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                    TRANS-INDUSTRIES, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994






                                                                                                         FOREIGN
                                                                          ADDITIONAL                     CURRENCY
                                              COMMON         TREASURY       PAID-IN        RETAINED     TRANSLATION
                                               STOCK          STOCK         CAPITAL        EARNINGS     ADJUSTMENT        TOTAL
                                             ---------      ---------     ----------       ----------   -----------    ----------

Balance at December 31, 1993                 $295,000       $(2,300)      $3,796,546       $  496,606   $ (182,424)    $4,403,428
Net loss                                            -             -                -         (481,413)           -       (481,413)
Foreign currency translation adjustment             -             -                -                -       69,168         69,168
                                            ---------       -------       ----------       ----------   ----------     ----------

Balance at December 31, 1994                  295,000        (2,300)       3,796,546           15,193     (113,256)     3,991,183
Issuance of 150,000 shares of common
stock (Note D)                                 15,000             -          285,000                -            -        300,000
Net earnings                                        -             -                -          823,733            -        823,733
Foreign currency translation adjustment             -             -                -                -      (28,542)       (28,542)
                                            ---------       -------       ----------       ----------   ----------     ----------

Balance at December 31, 1995                  310,000        (2,300)       4,081,546          838,926     (141,798)     5,086,374
Purchase of 5,000 shares of treasury stock          -          (500)         (27,561)               -            -        (28,061)
Retirement of 28,000 shares of treasury
 stock                                         (2,800)        2,800                -                -            -              -
Net earnings                                        -             -                -        1,722,758            -      1,722,758
Foreign currency translation adjustment             -             -                -                -      140,700        140,700
                                            ---------       -------       ----------       ----------   ----------     ----------

Balance at December 31, 1996                $ 307,200       $     -       $4,053,985       $2,561,684   $   (1,098)    $6,921,771
                                            =========       =======       ==========       ==========   ==========     ==========








   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                    TRANS-INDUSTRIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                 YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994



                                                                              1996              1995              1994
                                                                           ----------       ----------       -----------
OPERATING ACTIVITIES
  Net earnings (loss)                                                      $1,722,758       $  823,733       $  (481,413)
  Adjustments to reconcile net earnings (loss) to net
   cash provided by operations:
       Depreciation of property and equipment                                 629,376          662,253           724,662
       Bad debt expense                                                       439,120           44,633           274,923
       Amortization of intangible assets                                       44,571           44,571            62,068
       (Gain) loss on sale of property and equipment                          (11,546)          23,797           129,566
       Deferred income tax (benefit) expense                                 (154,000)        (146,000)           19,000
       Changes in operating assets and liabilities:
          Decrease (increase) in accounts receivable                          211,692       (1,524,177)          656,299
          (Increase) decrease in inventories                                 (188,175)      (1,156,592)           87,288
          (Decrease) increase in accounts payable                            (322,785)         666,846          (551,551)
          (Decrease) increase in other                                        (49,867)         725,055           182,907
                                                                           ----------       ----------       -----------

            Net cash provided by operating activities                       2,321,144          164,119         1,103,749

INVESTING ACTIVITIES
  Purchases of property and equipment                                      (1,080,808)        (278,456)         (658,208)
  Proceeds from sale of property and equipment                                 48,050           86,850           102,700
                                                                           ----------       ----------       -----------

            Net cash used in investing activities                          (1,032,758)        (191,606)         (555,508)

FINANCING ACTIVITIES
  Proceeds from long-term borrowings                                                -          513,377         4,152,624
  Repayments of long-term borrowings                                         (708,738)        (948,582)       (4,564,776)
  Repayments of obligations under capital leases                                    -          (19,803)          (23,569)
  Net proceeds (repayments) on line of credit                                (442,646)         592,421          (274,892)
  Purchase of treasury stock                                                  (28,061)               -                 -
                                                                           ----------       ----------       -----------

            Net cash (used in) provided by
             financing activities                                          (1,179,445)         137,413          (710,613)

Effect of foreign currency exchange rate changes                              140,700          (28,542)           69,168
                                                                           ----------       ----------       -----------

Net increase (decrease) in cash                                               249,641           81,384           (93,204)
Cash at beginning of year                                                     109,123           27,739           120,943
                                                                           ----------       ----------       -----------

Cash at end of year                                                        $  358,764       $  109,123       $    27,739
                                                                           ==========       ==========       ===========
SUPPLEMENTAL DISCLOSURES
  Interest paid                                                            $  795,443       $  918,576       $   802,508
  Income taxes paid (refunded)                                              1,232,000          (93,000)           70,000


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

                        DECEMBER 31, 1996, 1995 AND 1994


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

RESEARCH AND DEVELOPMENT

Research and development costs are expensed as incurred. Research and development costs approximated $587,000, $438,000 and $438,000 for the years ended December 31, 1996, 1995 and 1994, respectively.

                    TRANS-INDUSTRIES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1996, 1995 AND 1994



NOTE B - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

INCOME TAXES

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

EARNINGS (LOSS) PER SHARE

Earnings (loss) per share are based on the weighted average number of shares of common stock outstanding during each year. When issued, the convertible subordinated debentures were determined not to be common stock equivalents. In computing fully diluted earnings per share for 1994, the conversion of the subordinated debentures was not assumed, as the effect would have been anti-dilutive. Fully diluted earnings per share for 1995 and 1996 are computed based on the weighted average number of shares of common stock and common stock equivalents outstanding during the period as if the subordinated debentures were converted into common stock at the beginning of the period after giving effect to the retroactive elimination of interest expense, net of income tax effects, applicable to the subordinated debentures.

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

NEW PRONOUNCEMENT

In March 1995, the Financial Accounting Standards Board issued "Statement of Financial Accounting Standards No. 121 - Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." This statement establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles and goodwill related to those assets to be held and used, and for long-lived assets and certain identifiable intangibles to be disposed of. The statement is effective for the year ended December 31, 1996. The adoption of this standard in 1996 had no effect on the consolidated financial statements of the Company.

                    TRANS-INDUSTRIES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1996, 1995 AND 1994



NOTE C - INVENTORIES

The major components of inventories at December 31 are:
                                                           1996         1995
                                                        ----------   ----------
      Raw materials and purchased parts                 $3,213,861   $3,860,239
      Work in process                                      976,993      513,525
      Finished goods                                     1,971,738    1,600,653
                                                        ----------   ----------
                                                        $6,162,592   $5,974,417
                                                        ==========   ==========

NOTE D - LINE OF CREDIT AND LONG-TERM DEBT

The Company has a secured line of credit facility with a bank, which allows it to borrow based on qualifying accounts receivable and inventory up to $6,500,000. Interest is payable monthly at .75 percent over the bank's prime lending rate. (Effective rate of 9.00% at December 31, 1996).


Long-term debt at December 31 consisted of the following:
                                                          1996          1995
                                                       ----------    ----------
Term note, payable in monthly installments of
$40,496, including interest at 1% above the
bank's prime lending rate with a balloon
payment of $3,179,777 on October 1, 1999.  The
note is secured by substantially all the
assets of Trans-Industries, Inc., and
subsidiaries.                                          $3,618,406    $3,746,830

Convertible subordinated debentures, payable
in annual installments of $42,858 plus
interest at 10%.  The debentures are due
December 30, 2001.                                        214,284       257,142

Mortgage note payable in monthly installments
of $3,476 plus interest at 8.99%.  The
mortgage is collateralized by certain property
and is due August 9, 2003.                                211,108       206,395

Term note, payable in monthly installments of
$3,229, including interest at 1.25% above the
bank's prime lending rate.  The note is due
January 1, 1999.                                           80,733       116,252

Term note, payable in monthly installments of
$896, including interest at a rate of 6%.  The
note is due January 21, 2002.                             118,278       121,811

                    TRANS-INDUSTRIES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1996, 1995 AND 1994



NOTE D - LINE OF CREDIT AND LONG-TERM DEBT (CONTINUED)

Term note, payable in monthly installments of
$41,667, including interest at 1.25% above the
bank's prime lending rate.  The note was paid
November 1, 1996.                                       -          458,333


Other                                                   -           44,784
                                               ----------       ----------

                                                4,242,809        4,951,547
Less current maturities                           250,243          680,233
                                               ----------       ----------

                                               $3,992,566       $4,271,314
                                               ==========       ==========


The $1,000,000 convertible subordinated debentures were held by Figgie International, Inc. for which the Company's chief executive officer was a member of the Board of Directors. In October 1995, these debentures were retired by the Company's repayment of $700,000 and the purchase by the deferred compensation plan sponsored by the Company of $300,000 in principal amount. Concurrently, the Plan exercised its option to convert the debentures into 150,000 shares of the Company's common stock. The $214,284 convertible subordinated debentures are held by the Gerald J. Murphy charitable trust, Kirksville College of Osteopathic Medicine, trustee. Dr. Murphy is a member of the board of directors of Trans-Industries, Inc. These subordinated debentures are convertible into common shares at any time at a conversion price of $2 per share (or as adjusted, as defined in the debenture agreement).

The aggregate maturities of long-term debt by year are as follows:



                    1997                                  $  250,243
                    1998                                     265,096
                    1999                                   3,416,814
                    2000                                     165,981
                    2001                                      47,618
                    Thereafter                                97,057
                                                          ----------

                                                          $4,242,809
                                                          ==========


The term loan and line of credit agreements, as amended, require the Company to maintain certain financial ratios. The agreements also restrict the payment of dividends, repurchase of common stock, and acquisition of fixed assets.

NOTE E - LEASES

The Company leases facilities and equipment under operating leases with unexpired terms ranging from one to five years. Rent expense for all operating leases approximated $309,000, $331,000, and $325,000 for 1996, 1995 and 1994,
respectively. Future minimum rentals required under noncancelable lease agreements are not material.

                    TRANS-INDUSTRIES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1996, 1995 AND 1994



NOTE F - INCOME TAXES

The  components of earnings (loss) before income taxes were as follows:

                                                1996        1995        1994
                                              ---------  ----------  ----------

Domestic                                     $2,657,803  $1,094,188  $  (95,496)
Foreign                                         (84,045)      6,545    (355,917)
                                             ----------  ----------  ----------
                                             $2,573,758  $1,100,733  $ (451,413)
                                             ==========  ==========  ==========

Income taxes have been charged (credited) to operations as follows:

                                                1996        1995        1994
                                             ----------  ----------  ----------
Current:
 Federal                                     $1,005,000  $  423,000  $   (7,000)
 Foreign                                              -           -      18,000
                                             ----------  ----------  ----------

                                              1,005,000     423,000      11,000

Deferred - Federal                             (154,000)   (146,000)     19,000
                                             ----------  ----------  ----------

       Total income tax expense              $  851,000  $  277,000  $   30,000
                                             ==========  ==========  ==========


A reconciliation of actual income tax expense to the expected amounts computed by applying the effective U.S. federal income tax rate of 34 percent to earnings or losses before income taxes is as follows:

                                                1996        1995        1994
                                              ---------   ---------  ----------
Expected income tax  expense (benefit)        $ 875,000   $ 374,000  $ (159,000)
Goodwill amortization not deductible
  for income tax purposes                        15,000      15,000      15,000
Loss (income) of foreign subsidiaries
  without tax effect                             29,000      (2,000)    139,000
Foreign subsidiaries' tax (benefit) expense           -     (80,000)     18,000
Other items, net                                (68,000)    (30,000)     17,000
                                              ---------   ---------  ----------

           Actual income tax expense          $ 851,000   $ 277,000  $   30,000
                                              =========   =========  ==========

                    TRANS-INDUSTRIES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1996, 1995 AND 1994


NOTE F - INCOME TAXES (CONTINUED)

The tax effects of temporary differences that give rise to significant deferred tax assets and liabilities at December 31, 1996 and 1995 are as follows:


                                                     DEFERRED     DEFERRED
                                                        TAX          TAX
      YEAR ENDED DECEMBER 31, 1996                    ASSETS     LIABILITIES
---------------------------------------------       -----------  -----------

Plant and equipment, principally depreciation       $         -  $   145,000
Inventory valuation allowance                           196,000            -
Accrued expenses, deductible when paid                  274,000            -
Foreign tax loss carryforwards                          554,000            -
Other items                                               9,000       87,000
                                                    -----------  -----------
                                                      1,033,000      232,000
Less valuation allowance on deferred tax assets        (554,000)           -
                                                    -----------  -----------

                                                    $   479,000  $   232,000
                                                    ===========  ===========

                                                     DEFERRED     DEFERRED
                                                       TAX           TAX
      YEAR ENDED DECEMBER 31, 1995                    ASSETS     LIABILITIES
---------------------------------------------       -----------  -----------

Plant and equipment, principally depreciation       $         -  $   224,000
Inventory valuation allowance                           189,000            -
Accrued expenses, deductible when paid                  232,000            -
Foreign tax loss carryforwards                          535,000            -
Other items                                               7,000      111,000
                                                    -----------  -----------

                                                        963,000      335,000
Less valuation allowance on deferred tax assets        (535,000)           -
                                                    -----------  -----------
                                                    $   428,000  $   335,000
                                                    ===========  ===========


The Company has a foreign tax net operating loss carryforward of approximately $1,680,000 at December 31, 1995. A valuation allowance of $554,000 has been recognized to reduce the deferred tax assets principally due to the uncertainty of realizing the benefit of the tax loss carryforward. The valuation allowance increased by $19,000 in 1996 and decreased by $66,000 in 1995.

NOTE G - EMPLOYEE BENEFIT PLANS

The Company has a Voluntary Employee Benefit Trust (Plan) designed to provide for the payment or reimbursement of all or a portion of certain medical and dental expenses to eligible participants. Eligible participants include active full-time employees of the Company and their dependents. Eligible terminated and retired employees may continue to participate in the Plan, on a contributory basis, for up to 18 months subsequent to the date of termination or retirement. The provision for Company contributions to the Plan approximated $321,000, $402,000 and $462,000 for the years ended December 31, 1996, 1995 and 1994, respectively.

                    TRANS-INDUSTRIES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1996, 1995 AND 1994



NOTE G - EMPLOYEE BENEFIT PLANS (CONTINUED)

The Company has a deferred compensation plan for all employees who are not part of a bargaining unit. Company contributions are voluntary and are established as a percentage of each participant's base salary. Company contributions to the Plan were $229,000, $225,000 and $23,000 for 1996, 1995 and 1994, respectively.

In 1996, shareholders approved the adoption of the 1996 Stock Option Plan (the
Plan) for the officers, directors, and key employees of the Company.

The Plan is administered by an Option Committee (Committee) appointed by the Board of Directors. The Committee has the authority, subject to Board of Directors resolutions and the provisions of the Plan, to determine the persons to whom awards will be granted, the number, type and terms of the awards, including vesting and to interpret the plan.

The Plan permits the granting of incentive stock options, non-qualified stock options and stock appreciation rights (SAR). The total number of shares of common stock with respect to which awards may be granted under the Plan is 200,000 shares. The option price of each option and the base for calculation of appreciation of each SAR will be not less than the fair market value at the date of grant. The term of each option will be fixed and may not exceed ten years from the date of grant. The Committee may make options exercisable in installments and may accelerate exercisability.

The Financial Accounting Standards Board issued Statement No. 123, "Accounting for Stock Based Compensation" ("SFAS No. 123") for transactions entered into during 1996 and thereafter. The Statement establishes a fair value method of accounting for employee stock options and similar equity instruments such as warrants, and encourages all companies to adopt that method of accounting for all of their employee stock compensation plans. However, the Statement allows companies to continue measuring compensation cost for such plans using accounting guidance in place prior to SFAS No. 123. Companies that elect to remain with the former method of accounting must make pro-forma disclosures of net income and earnings per share as if the fair value method provided for in SFAS No. 123 had been adopted.

The Company has not adopted the fair value accounting provisions of SFAS No.
123. Accordingly, SFAS No. 123 has no impact on the Company's consolidated financial position or results of operation.

The Company accounts for the stock option plan under APB Opinion No. 25, "Accounting for Stock Issued to Employees." No compensation costs have been recognized for the plan. Had compensation cost for the plan been determined based on the fair value of the options at the grant dates consistent with the method of SFAS No. 123, the Company's net income and income per share would have been as follows for the year ended December 31, 1996:


         Net earnings
           As reported                                $1,722,758
           Pro forma                                  $1,645,428

                    TRANS-INDUSTRIES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1996, 1995 AND 1994



NOTE G - EMPLOYEE BENEFIT PLANS (CONTINUED)


             Primary earnings per share
               As reported                         $    .56
               Pro forma                           $    .54

             Fully diluted earnings per share
               As reported                         $    .54
               Pro forma                           $    .51


The fair value of each option is estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted-average assumptions:


               Dividend yield                              0%
               Expected volubility                     67.39%
               Risk-free interest rate                  6.84%
               Expected lives                        10 Years


The following table summarizes outstanding stock options and SAR's as of December 31, 1996:

                                                      WEIGHTED
                                                      AVERAGE
                                         NUMBER       EXERCISE
                                       OF SHARES       PRICE
                                       ---------      --------
               Stock options            136,000        $6.875
               SAR's                     81,600        $6.875


The weighted average fair value of the options granted during the year was $5.50 per share.

The options are for a ten year duration with twenty percent vesting in each of the first five years. The SAR's are for a four year duration with one-third vesting in each of the first three years. Holders of SAR's will not, upon exercise, be issued shares of stock, but will receive in cash or other property, in the sole discretion of the option committee, the difference between the base price and the market price of the Company's stock on the date of exercise. Since the SAR's were issued in tandem with stock options, upon exercise of an SAR the holder must surrender an equivalent number of stock options.

All of the above options and SAR's were issued during 1996, none were exercisable at December 31, 1996.

NOTE H - CONCENTRATION OF CREDIT RISK AND GEOGRAPHIC SEGMENT INFORMATION

The Company has one major customer which accounts for 10 percent or more of consolidated net sales in 1996. Sales to this customer amounted to $4,200,000. The Company had two major customers in 1995 and 1994. Sales to these customers amounted to $4,100,000 and $5,300,000 for the years ended December 31, 1995 and 1994, respectively. Additionally, sales to foreign customers (primarily in the United Kingdom and Canada) amounted to 14 percent of consolidated net sales in 1996, 23 percent in 1995, and 30 percent in 1994. Total accounts receivable from foreign customers approximated $1,600,000 and $1,800,000 at December 31, 1996 and 1995, respectively.

                    TRANS-INDUSTRIES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1996, 1995 AND 1994



NOTE H - CONCENTRATION OF CREDIT RISK AND GEOGRAPHIC SEGMENT INFORMATION
        (CONTINUED)

Financial information summarized by geographic area is as follows:


                                     UNITED        UNITED
                                     STATES        KINGDOM     ELIMINATIONS     CONSOLIDATION
                                  -----------    ----------    -------------    -------------
December 31, 1996
  Sales and revenue
    To Unaffiliated customers     $26,962,006    $2,957,598    $          -     $  29,919,604
  Transfers between
    geographic areas              $         -    $        -    $          -     $           -
                                  -----------    ----------    ------------     -------------
        Total sales revenue       $26,962,006    $2,957,598    $          -     $  29,919,604

Operating income/(loss)
 before income taxes              $ 2,657,803    $  (84,045)   $          -     $   2,573,758
  Identifiable assets             $27,228,621    $2,369,661    $(11,083,115)    $  18,515,167

December 31, 1995
  Sales and revenue
    To Unaffiliated customers     $22,077,083    $2,857,018    $          -     $  24,934,101
  Transfers between
    geographic areas              $         -    $  389,866    $   (389,866)    $           -
                                  -----------    ----------    ------------     -------------
        Total sales revenue       $22,077,083    $3,246,884    $   (389,866)    $  24,934,101

Operating income before
 income taxes                     $ 1,094,188    $    6,545    $          -     $   1,100,733
Identifiable assets               $24,885,482    $2,361,834    $ (9,099,277)    $  18,148,039

December 31, 1994
  Sales and revenue
   To Unaffiliated customers      $20,625,529    $2,576,728    $          -     $  23,202,257
  Transfers between
   geographic areas               $         -    $   65,644    $    (65,644)    $           -
                                  -----------    ----------    ------------     -------------
        Total sales revenue       $20,625,529    $2,642,372    $    (65,644)    $  23,202,257

Operating loss before
 income taxes                     $   (95,496)   $ (355,917)   $          -     $    (451,413)
Identifiable assets               $21,900,957    $2,593,166    $ (8,498,197)    $  15,995,926

                    TRANS-INDUSTRIES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1996, 1995 AND 1994



NOTE I - CONTINGENCIES

The Company is a plaintiff in a patent infringement lawsuit. During November 1993, an advisory jury recommended a decision in favor of the Company. On April 8, 1994, the judge concurred with the advisory jury's recommendation and awarded the Company approximately $3,000,000 in damages. During 1994, the defendant appealed the case based on the lower courts' interpretation of the law. Because this decision can be further appealed by the defendant, the ultimate award to the Company will be recorded in the financial statements when realized. Additionally, any award received by the Company will be net of certain contingent legal fees related to the lawsuit.

                    TRANS-INDUSTRIES, INC. AND SUBSIDIARIES

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                               DECEMBER 31, 1996




                                   ALLOWANCE FOR                                    ALLOWANCE FOR
                                    DOUBTFUL                                          DOUBTFUL        VALUATION
                                    ACCOUNTS             BAD        WRITE-OFF OF      ACCOUNTS        ALLOWANCE
                                    BEGINNING            DEBT       UNCOLLECTIBLE      END OF         ON DEFERRED
                                    OF PERIOD         EXPENSE       ACCOUNTS           PERIOD         TAX ASSETS
                                ---------------  --------------   ---------------  --------------  ----------------
Year ended December 31, 1994        $ 92,000        $275,000         $238,000         $129,000         $601,000

Year ended December 31, 1995        $129,000        $ 45,000         $ 37,000         $137,000         $535,000

Year ended December 31, 1996        $137,000        $439,000         $467,000         $109,000         $504,000

Item 9.  Disagreements on Accounting and Financial Disclosure.

         (a) There has been no change of auditors in the 24 months ended December 31, 1996 or subsequent thereto.

         (b) There have been no disagreements with the auditors on matters of accounting and financial disclosure.

                                    PART III


Item 10.   Directors and Executive Officers of the Registrant.



      Name of Director (a)
      or Officer (b)               Age          Office Held and/or Principal Occupation      Term Expires
      -------------------          ---          ---------------------------------------      ------------

      Dale S. Coenen  (a)          68           Chairman of the Board and President            May 1997
       and  (b)                                 since 1972.

      Duncan Miller  (a)           72           Director since 1967, Investment                May 1997
                                                Counselor.

      Gerald J. Murphy  (a)        79           Director since 1971, private investor.         May 1997

      Matthew M. Wirgau  (a)       45           Director since 1992, President -               May 1997
                                                The Lobb Company

      Robert J. Ruben  (b)         73           Secretary since 1967.                          May 1997

      Kai R. Kosanke  (b)          46           Vice-President since January 1987              May 1997
                                                Controller - 1983 thru 1987
                                                Accounting Manager - 1981 thru 1983.


      Paul Clemo (b)               36           Assistant Secretary since May 1991             May 1997
                                                Assistant Treasurer since May 1991.

          The Company's directors and executive committee's fees for 1996 were as follows: Dale S. Coenen $25,000.00; Duncan Miller, $25,000.00; Gerald J. Murphy, $25,000.00; and Matthew M. Wirgau, $25,000.00.

          Mr. Miller is a director of W. R. Berkley Corp.

Item 11.  Executive Compensation.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

Item 13.  Certain Relationships and Related Transactions

          The information called for by Part III (Items 11, 12, and 13, and additional information regarding Item 10), is incorporated by reference from the Registrant's definitive proxy statement in connection with its Annual Meeting of Shareholders to be held on May 14, 1997, which Proxy Statement will be filed pursuant to Regulation 14A.

                                    PART IV

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K

  (a) 1, 2. Consolidated Financial Statements for Trans-Industries, Inc. and Subsidiaries for years ended December 31, 1996, 1995, and 1994 are filed under Part II, Item 8.

           3.  Exhibits:
           Exhibit 3 (a) Restated Certificate of Incorporation incorporated herein by reference to Form 8 filed May 17, 1982.
           Exhibit 13 (b) Form 10-Q for quarter ended September 30, 1996, filed with the Securities and
           Exchange Commission on November 6, 1996 incorporated herein by reference.
           Exhibit 21   List of Subsidiaries.

  (b) No reports on Form 8-K for the three months ended December 31, 1996 were required to be filed.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         TRANS-INDUSTRIES, INC.






    Date: 3/20/97                        /s/ DALE S. COENEN
         -----------------               ----------------------------------
                                         Dale S. Coenen
                                         Chairman of the Board of Directors
                                         and Chief Executive Office




    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, which include the President, the Chief Financial Officer, the Assistant Treasurer, and a majority of the Board of Directors on behalf of the Registrant and in the capacities and on the dates indicated:


/s/ DALE S. COENEN                             President   3/20/97
-------------------------                                  -------------------
(Dale S. Coenen)



/s/ KAI KOSANKE                           Vice-President   3/21/97
-------------------------    and Chief Financial Officer   -------------------
(Kai Kosanke)


/s/ PAUL CLEMO                       Assistant Treasurer   3/21/97
-------------------------                                  -------------------
(Paul Clemo)


/s/ MATTHEW M. WIRGAU                           Director   3/21/97
-------------------------                                  -------------------
(Matthew M. Wirgau)


/s/ DUNCAN MILLER                               Director   3/20/97
-------------------------                                  -------------------
(Duncan Miller)

                                Exhibit Index
                                -------------


Exhibit No.                 Description
-----------                 -----------

    21                      List of Subsidiaries

    27                      Financial Data Schedule