Form 10-Q
period 1997-03-31
TRANS INDUSTRIES INC
filed 1997-05-08
CIK 99102

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

     For Quarter Ended March 31, 1997         Commission File Number 0-4539

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

       Registrant's Telephone Number, including Area Code (248) 852-1990

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities and Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing
requirements for the past 90 days.  YES   X      NO
                                         ---        ---

The number of shares outstanding of registrant's Common stock, par value $.10 per share, at March 31, 1997 was 3,072,000.

                TRANS-INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

                FORM 10-Q - FOR THE QUARTER ENDED MARCH 31, 1997

                                     INDEX


PART I.   Financial Information


Item 1. FINANCIAL STATEMENTS

        A. Consolidated Statements of Operations ---
             Three months ended March 31, 1997 and 1996.

        B. Consolidated Balance Sheets ---
             March 31, 1997 and December 31, 1996.

        C. Consolidated Statements of Cash Flows ---
             Three months ended March 31, 1997 and 1996.

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


                                                            For 3 Months Ended:
                                                         --------------------------
                                                            3/31/97       3/31/96
                                                         ------------  ------------
 1.  Gross sales less discounts, returns and allowances    $7,989,776    $7,166,092

 2.  Cost of goods sold                                     5,038,495     4,523,557
                                                           ----------    ----------
 3.  Gross Profit                                           2,951,281     2,642,535

 4.  Selling, general and administrative exp.               1,986,580     1,832,532
                                                           ----------    ----------
 5.  Operating income/(loss)                                  964,701       810,003

 6.  Other (income)/ expense
        Interest expense                                      175,723       217,489
        Other income                                         (169,090)      (42,150)
                                                           ----------    ----------
        Total other (income)/expense                            6,633       175,339
                                                           ----------    ----------
 7.  Earnings/(loss) before income taxes                      958,068       634,664

 8.  Income tax expense/(benefit)                             337,000       211,000
                                                           ----------    ----------
 9.  Net profit/(loss)                                     $  621,068    $  423,664
                                                           ==========    ==========
10.  Earnings per share                                    $      .20    $      .14
                                                           ==========    ==========
11.  Dividends per share                                       --            --
                                                           ==========    ==========

See Notes to Financial Statements

                    TRANS-INDUSTRIES, INC. AND SUBSIDIARIES
B.
                          CONSOLIDATED BALANCE SHEETS

  ASSETS


Current Assets                                3/31/97                 12/31/96
                                            (Unaudited)               (Audited)
                                            -----------               ---------
  Cash                                      $   169,734              $   358,764
  Accounts receivable                         6,866,497                6,195,865
  Inventories (Note 2)                        6,479,327                6,162,592
  Prepaid expenses                              318,622                  279,385
  Deferred income taxes                         373,000                  373,000
                                            -----------              -----------

  Total current assets                       14,207,180               13,369,606

Property, Plant & Equipment, at Cost

  Land                                          314,503                  370,814
  Land Improvements                             126,660                  126,660
  Buildings                                   5,228,276                5,234,892
  Machinery & equipment                       6,660,448                6,582,016
                                            -----------              -----------
                                             12,329,887               12,314,382
  Less: accumulated
        depreciation                         (7,873,861)              (7,793,413)
                                            -----------              -----------
  Net plant and equipment                     4,456,026                4,520,969
                                            -----------              -----------
Other Assets

  Investments in affiliates                      10,000                   10,000

  Patents, licenses & trademarks,
  net of accumulated amortization               275,773                  287,267

  Excess of cost of investment in
  stock of subsidiary over equity in
  underlying net assets of acquisition          211,711                  222,854

  Sundry                                        104,471                  104,471
                                            -----------              -----------

Total assets                                $19,265,161              $18,515,167
                                            ===========              ===========

  LIABILITIES AND STOCKHOLDERS EQUITY

Current Liabilities                            3/31/97                  12/31/96
                                             (Unaudited)               (Audited)
                                             -----------               ---------
  Notes Payable (Note 5)                    $ 3,050,959              $ 2,539,142
  Current installments
      - Long term debt (Note 5)                 202,725                  250,243
  Accounts payable - trade                    2,513,841                2,779,171
  Accrued liabilities                         1,330,400                1,400,727

  Income taxes                                  332,000                  195,000
                                            -----------              -----------

  Total current liabilities                   7,429,925                7,164,283

  Deferred income taxes - Non-current           126,000                  126,000

Long term debt

  Current portion shown above (Note 5)        3,890,461                3,992,566
  Other non-current liabilities                 313,847                  310,547

Stockholders' Equity

  Preferred stock of $1.00 par value
  per share - authorized 500,000
  shares; none issued                                --                       --

  Common stock of $.10 par value per
  share - authorized 10,000,000 shares;
  3,072,000 shares issued and 3,072,000
  outstanding at 3/31/97                        307,200                  307,200

  Additional paid-in  capital                 4,053,985                4,053,985
  Retained earnings                           3,182,752                2,561,684
  Foreign currency translation                  (39,009)                  (1,098)
                                            -----------              -----------
                                              7,504,928                6,921,771
                                            -----------              -----------

Total liabilities and stockholders' equity  $19,265,161              $18,515,167
                                            ===========              ===========

See notes to Financial Statements.

                             TRANS-INDUSTRIES, INC.
                     Consolidated Statements of Cash Flows
C.            For the Three Months Ended March 31, 1997 and 1996


                                                        Three Months Ended March 31
                                                       ----------------------------
                                                          1997             1996
                                                       -----------      -----------
                                                       (Unaudited)      (Unaudited)
                                                       -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                       $ 621,068       $ 423,664
Adjustments to reconcile net income (loss)
to net cash provided by operations:
  Depreciation/Amortization                               199,573         168,327
  Decrease (increase) in accts. receiv.                  (670,632)       (444,748)
  Decrease (increase) in inventory                       (316,735)         38,800
  Decrease (increase) in prepaid exp.                     (43,237)         15,269
  Increase (decrease) in accts. payable                  (265,330)       (245,799)
  Increase (decrease) in accr. liab.                      (70,327)         37,415
  Increase (decrease) in income taxes                     137,000        (209,000)
  (Gain) loss on sale of fixed assets                    (148,689)        (30,730)
                                                        ---------       ---------

Net Cash Provided (Used) by Operations                   (557,309)       (246,802)

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of fixed assets                              (164,304)       (189,890)
   Proceeds from sale of property and equipment           205,000          47,000
                                                        ---------       ---------

Net Cash Provided (Used) by Investing                      40,696        (142,890)

CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase (repayment) of long-term
   borrowings                                            (146,323)       (174,252)
   Net proceeds (payment) of credit line                  511,817         617,101
                                                        ---------       ---------

Net Cash Provided (Used) by Financing                     365,494         442,849

Foreign currency translation                              (37,911)            708
                                                        ---------       ---------

Net Increase in Cash                                     (189,030)         53,865
Cash at beginning of year                                 358,764         109,123
                                                        ---------       ---------
Cash at end of quarter                                  $ 169,734       $ 162,988
                                                        =========       =========
Supplemental Disclosures:
   Interest paid                                        $ 165,312       $ 191,658
   Income taxes (refunded) paid, net                    $ 200,000       $ 420,000

D.                  TRANS-INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1. Basis of Presentation

   The financial information presented as of any date other than December 31 has been prepared from the Company's books and records without audit. Financial information as of December 31 has been derived from the audited financial statements of the Company. In the opinion of management, all adjustments consisting of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods indicated, have been included. For further information regarding the Company's accounting policies, refer to the consolidated financial statements and related notes included in the Company's annual report on form 10-K for the year ended December 31, 1996.


2. Inventories

   The major components of inventories are:


                                      3/31/97    12/31/96
                                     ----------  ----------

                    Raw Materials    $3,629,512  $3,213,861
                    Work in Process   1,007,920     976,993
                    Finished Goods    1,841,895   1,971,738
                                     ----------  ----------

                                     $6,479,327  $6,162,592
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

D.                  TRANS-INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


5. Long-Term Debt

   Long-term debt at March 31, 1997 consisted of the following:

   Trans-Industries, Inc., $3,840,000 term note, payable in             $3,580,333
   monthly installments of $40,496 which includes interest at 1%
   over the bank's prime lending rate, and a balloon payment of
   $3,179,777 in October 1999.  The note is secured by
   substantially all the assets of Trans-Industries, Inc.
   and subsidiaries.

   Transmatic Europe Ltd., mortgage note, payable in monthly               181,208
   installments of $890 plus interest at 9.99%. The mortgage is secured by certain property and is due August 9, 2003.

   Trans-Industries, Inc., $300,000 convertible subordinated               214,284
   debentures, payable in annual installments of $42,858 plus interest at 10%.  Interest is payable quarterly commencing
   March 15, 1992. The debentures are due December 30, 2001.

   Term note, payable in monthly installments of $896                      117,361
   including interest at a rate of 6%.  The note is due
   January 21, 2002.
                                                                        ----------
                                                                         4,093,186
   Less current installments                                              (202,725)
                                                                        ----------
   Long-term debt                                                       $3,890,461
                                                                        ==========

                    TRANS-INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


5. Long-Term Debt (continued)

   The Trans-Industries, Inc. term loan agreement contains restrictive provisions relating principally to the maintenance of working capital, net worth, ratio of debt to net worth, payment of dividends, and acquisition of fixed assets. At March 31, 1997 the Company was in compliance with all provisions.

   The Company also has a secured $6,500,000 line of credit of which $3,050,959 was utilized at March 31, 1997. Interest is charged at 3/4% over the bank's prime lending rate. This line of credit expires on July 1, 1997. The line is secured by substantially all of the assets of Trans-Industries, Inc. and its domestic subsidiaries. Management expects to renew this credit line in the second quarter of 1997.

6. Stock Changes

   In December of 1996, 28,000 shares that were held as Treasury Stock were retired.

                    TRANS-INDUSTRIES, INC. AND SUBSIDIARIES

Item 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                      CONDITION AND RESULTS OF OPERATIONS

                     For Three Months Ended March 31, 1997

Sales and Earnings

     Sales for the quarter ended March 31, 1997 were $7,989,776 compared to $7,166,092 for the same period a year ago. This increase of $823,684 is primarily attributable to an increase in sales of the Company's electronic destination signs.

     During the first quarter of 1997, the Company realized a net profit of $621,068 on sales of $7,989,776. For the same period of the prior year, the Company reported net profit of $423,664 on sales of $7,166,092. This increase in net profit of $197,404 can be attributed to increased volume and the sale of approximately seven acres of excess land located in Waterford, Michigan. Net income realized on the land sale approximated $99,000 and has been reported as "other income." Net profit per share for the first quarter was $.20 and $.14 for 1997 and 1996, respectively. Net profit per share was computed on the adjusted weighted average number of shares outstanding during the quarter for 1997 and 1996, which were 3,073,250 and 3,074,500, respectively.

Inventories

     Inventory valuation is based upon the lower of cost or market. At March 31, 1997, consolidated inventories were $6,479,327 compared to $5,935,617 a year ago. This increase of $543,710 is to accommodate the growth in sales volume.

Interest

     Interest expense amounted to approximately $176,000 and $217,000 for the first quarter of 1997 and 1996, respectively. This decrease of $41,000 was the result of average debt levels being less during the first quarter of 1997 compared to 1996.

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


                                        TRANS-INDUSTRIES, INC.





Date: May 8, 1997                       /s/     Kai Kosanke
     ------------------------           ---------------------------
                                        Kai Kosanke, Treasurer
                                        and Chief Financial Officer



Date: May 8, 1997                       /s/     Paul Clemo
     ------------------------           ---------------------------
                                        Paul Clemo
                                        Assistant Treasurer