Form 10-Q
period 1997-06-30
TRANS INDUSTRIES INC
filed 1997-08-08
CIK 99102

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

     For Quarter Ended June 30, 1997 Commission File Number 0-4539

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
The number of shares outstanding of registrant's Common stock, par value $.10 per share, at June 30, 1997 was 3,072,000.

                TRANS-INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

                FORM 10-Q - FOR THE QUARTER ENDED JUNE 30, 1997

                                     INDEX


PART I.  Financial Information


Item 1.         FINANCIAL STATEMENTS

                A. Consolidated Statements of Operations ---
                     Three months ended June 30, 1997 and 1996.
                     Six months ended June 30, 1997 and 1996.

                B. Consolidated Balance Sheets ---
                     June 30, 1997 and December 31, 1996.

                C. Consolidated Statements of Cash Flows ---
                     Six months ended June 30, 1997 and 1996.

                D. Notes to Consolidated Financial Statements.



Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


PART II.  Other Information

Item 1.         LEGAL PROCEEDINGS

Item 5.         OTHER INFORMATION

Item 6.         EXHIBITS AND REPORTS ON FORM 8-K

                SIGNATURES

                    TRANS-INDUSTRIES, INC. AND SUBSIDIARIES
A.
               CONSOLIDATED STATEMENTS OF OPERATIONS  (Unaudited)



                                                              For 3 Months Ended:           For 6 Months Ended:
                                                         ----------------------------  --------------------------
                                                               6/30/97        6/30/96       6/30/97       6/30/96
                                                         -------------  -------------  ------------  ------------
1.   Gross sales less discounts, returns and allowances     $9,289,721     $7,350,676   $17,279,497   $14,516,768

2.   Cost of goods sold                                      6,020,470      4,783,596    11,058,965     9,307,153
                                                            ----------     ----------   -----------   -----------

3.   Gross Profit                                            3,269,251      2,567,080     6,220,532     5,209,615

4.   Selling, general and administrative exp.                2,127,140      1,850,784     4,113,720     3,683,316
                                                            ----------     ----------   -----------   -----------

5.   Operating income/(loss)                                 1,142,111        716,296     2,106,812     1,526,299

6.   Other (income)/ expense
      Interest expense                                         157,451        204,263       333,174       421,752
      Other income                                             (13,962)       (19,232)     (183,052)      (61,383)
                                                            ----------     ----------   -----------   -----------
      Total other (income)/expense                             143,489        185,031       150,122       360,369
                                                            ----------     ----------   -----------   -----------

7.   Earnings/(loss) before income taxes                       998,622        531,265     1,956,690     1,165,930

8.   Income tax expense/(benefit)                              335,000        182,000       672,000       393,000
                                                            ----------     ----------   -----------   -----------
9.   Net profit/(loss)                                      $  663,622     $  349,265   $ 1,284,690   $   772,930
                                                            ==========     ==========   ===========   ===========

10.   Earnings per share                                    $      .22     $      .12   $       .42   $       .26
                                                            ==========     ==========   ===========   ===========

11.      Dividends per share                                        --             --            --            --
                                                            ==========     ==========   ===========   ===========

See Notes to Financial Statements

                    TRANS-INDUSTRIES, INC. AND SUBSIDIARIES
B.
                          CONSOLIDATED BALANCE SHEETS

   ASSETS
   ------
Current Assets                             6/30/97       12/31/96
                                         (Unaudited)     (Audited)
                                         ------------  ------------
   Cash                                  $   240,755   $   358,764
   Accounts receivable                     6,261,430     6,195,865
   Inventories (Note 2)                    6,350,188     6,162,592
   Prepaid expenses                          354,779       279,385
   Deferred income taxes                     373,000       373,000
                                         -----------   -----------

   Total current assets                   13,580,152    13,369,606

Property, Plant & Equipment, at Cost

   Land                                      314,503       370,814
   Land Improvements                         126,660       126,660
   Buildings                               5,228,844     5,234,892
   Machinery & equipment                   6,931,902     6,582,016
                                         -----------   -----------
                                          12,601,909    12,314,382
   Less: accumulated
         depreciation                     (7,915,422)   (7,793,413)
                                         -----------   -----------
   Net plant and equipment                 4,686,487     4,520,969
                                         -----------   -----------

Other Assets

   Investments in affiliates                  10,000        10,000

   Patents, licenses & trademarks,
   net of accumulated amortization           261,442       287,267

   Excess of cost of investment in
   stock of subsidiary over equity in
   underlying net assets of acquisition      200,568       222,854

   Sundry                                    104,471       104,471
                                         -----------   -----------


Total assets                             $18,843,120   $18,515,167
                                         ===========   ===========

   LIABILITIES AND STOCKHOLDERS EQUITY

Current Liabilities                          6/30/97       12/31/96
                                           (Unaudited)     (Audited)
                                           ------------  ------------
   Notes Payable (Note 5)                   $  2,403,052  $  2,539,142
   Current installments
      - Long term debt (Note 5)                  203,650       250,243
   Accounts payable - trade                    2,481,273     2,779,171
   Accrued liabilities                         1,277,010     1,400,727
   Income taxes                                  (18,000)      195,000
                                             -----------   -----------

   Total current liabilities                   6,346,985     7,164,283

   Deferred income taxes - Non-current           126,000       126,000

Long term debt

   Current portion shown above (Note 5)        3,869,445     3,992,566
   Other non-current liabilities                 317,145       310,547

 Stockholders' Equity

 Preferred stock of $1.00 par value
   per share - authorized 500,000
   shared; none issued                                --            --

   Common stock of $.10 par value per
   share - authorized 10,000,000 shares;
   3,072,000 shares issued and 3,072,000
   outstanding at 6/30/97                        307,200       307,200


   Additional paid-in  capital                 4,053,985     4,053,985
   Retained earnings                           3,846,374     2,561,684
   Foreign currency translation                  (24,014)       (1,098)
                                             -----------   -----------
                                               8,183,545     6,921,771
                                             -----------   -----------

Total liabilities and stockholders' equity   $18,843,120   $18,515,167
                                             ===========   ===========

                             TRANS-INDUSTRIES, INC.
                     Consolidated Statements of Cash Flows
C.               For the Six Months Ended June 30, 1997 and 1996


                                                                     Six Months Ended June 30
                                                                     ------------------------
                                                                     1997                1996
                                                                     ----                ----
                                                                ( Unaudited)         ( Unaudited)
                                                                ------------         ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                                $  1,284,690        $   772,929
Adjustments to reconcile net income (loss)
to net cash provided by operations:
    Depreciation/Amortization                                         389,361            318,354
    Decrease (increase) in accts. receiv.                             (65,565)           295,384
    Decrease (increase) in inventory                                 (187,596)            76,140
    Decrease (increase) in prepaid exp.                               (75,394)           156,798
    Increase (decrease) in accts. payable                            (297,898)          (942,525)
    Increase (decrease) in accr. liab.                               (123,717)            85,653
    Increase (decrease) in income taxes                              (213,000)          (333,000)
    (Gain) loss on sale of fixed assets                              (136,689)           (20,502)
                                                                 ------------        -----------

Net Cash Provided (Used) by Operations                                574,192            409,231

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of fixed assets                                         (606,079)          (461,781)
    Proceeds from sale of property and equipment                      236,000             47,000
                                                                 ------------        -----------
Net Cash Provided (Used) by Investing                                (370,079)          (414,781)

CASH FLOWS FROM FINANCING ACTIVITIES
    Net increase (repayment) of long-term
    borrowings                                                       (163,116)          (424,907)
    Net proceeds (payment) of credit line                            (136,090)           371,224
                                                                 ------------        -----------
Net Cash Provided (Used) by Financing                                (299,206)           (53,683)

Foreign currency translation                                          (22,916)            11,037
                                                                 ------------        -----------
Net Increase in Cash                                                 (118,009)           (48,196)
Cash at beginning of year                                             358,764            109,123
                                                                 ------------        -----------
Cash at end of quarter                                           $    240,755        $    60,927
                                                                 ============        ===========

Supplemental Disclosures:
    Interest paid                                                $    327,159        $   384,473
    Income taxes (refunded) paid, net                            $    885,000        $   726,000

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


2. Inventories

   The major components of inventories are:

                                        6/30/97    12/31/96
                                     ----------  ----------
                    Raw Materials    $3,559,179  $3,213,861
                    Work in Process   1,008,183     976,993
                    Finished Goods    1,782,826   1,971,738
                                     ----------  ----------

                                     $6,350,188  $6,162,592
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

D.                    TRANS-INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. Long-Term Debt

   Long-term debt at June 30, 1997 consisted of the following:

   Trans-Industries, Inc., $3,840,000 term note, payable in                     $  3,543,723
   monthly installments of $39,333 which
   includes interest at 1/4% over the bank's
   prime lending rate, and a balloon payment of
   $3,137,124 in October 1999.  The note is
   secured by substantially all the assets of
   Trans-Industries, Inc. and subsidiaries.

   Transmatic Europe Ltd., mortgage note, payable in monthly                         177,501
   installments of $890 plus interest at 9.99%.
   The mortgage is secured by certain property
   and is due August 9, 2003.

   Trans-Industries, Inc., $300,000 convertible subordinated                         214,284
   debentures, payable in annual installments of
   $42,858 plus interest at 10%.  Interest is
   payable quarterly commencing March 15, 1992.
   The debentures are due December 30, 2001.

   Term note, payable in monthly installments of $896                                116,430
   including interest at a rate of 6%.  The note
   is due January 21, 2002.

   Other                                                                              21,157
                                                                                ------------
                                                                                   4,073,095
   Less current installments                                                        (203,650)
                                                                                ------------
   Long-term debt                                                               $  3,869,445
                                                                                ============

                    TRANS-INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


5. Long-Term Debt (continued)

   The Trans-Industries, Inc. term loan agreement contains restrictive provisions relating principally to the maintenance of working capital, net worth, ratio of debt to net worth, payment of dividends, and acquisition of fixed assets. At June 30, 1997 the Company was in compliance with all provisions.

   The Company also has a secured $6,500,000 line of credit of which $2,403,052 was utilized at June 30, 1997. Interest is charged at the bank's prime lending rate. This line of credit expires on July 1, 1999. The line is secured by substantially all of the assets of Trans-Industries, Inc. and its domestic subsidiaries.

6. Stock Changes

   In December of 1996, 28,000 shares that were held as Treasury Stock were retired.

                    TRANS-INDUSTRIES, INC. AND SUBSIDIARIES

Item 2.             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                      CONDITION AND RESULTS OF OPERATIONS

                       For Six Months Ended June 30, 1997

Sales and Earnings

     Sales for the quarter ended June 30, 1997 were $9,289,721 compared to $7,350,676 for the same period a year ago. This increase of $1,939,045 is primarily attributable to an increase in sales of the Company's electronic variable message signs sold to the transit industry and to the commercial markets.

     During the second quarter of 1997, the Company realized a net profit of $663,622 on sales of $9,289,721. For the same period of the prior year, the Company reported net profit of $349,265 on sales of $7,350,676. This increase in net profit of $314,357 can be attributed to the increased sales volume achieved. Net profit per share for the second quarter was $.22 and $.12 for 1997 and 1996, respectively. Net profit per share was computed on the adjusted weighted average number of shares outstanding during the quarter for 1997 and 1996, which were 3,072,000 and 3,027,000, respectively.

Inventories

     Inventory valuation is based upon the lower of cost or market. At June 30, 1997, consolidated inventories were $6,350,188 compared to $5,898,277 a year ago. This increase of $451,911 is to accommodate the growth in sales volume.

Interest

     Interest expense amounted to approximately $157,000 and $204,000 for the second quarter of 1997 and 1996, respectively. This decrease of $47,000 was the result of average debt levels being less during the second quarter of 1997 compared to 1996.

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


Item 5.                        OTHER INFORMATION

     On August 6, 1997 the Company repurchased all remaining convertible subordinated debentures outstanding. This purchase eliminates the possibility of any dilution of common stock which would have resulted from the conversion of these debentures.


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


                                             TRANS-INDUSTRIES, INC.



Date:         8/8/97                         /s/   Kai Kosanke
              ------                         ---------------------------
                                             Kai Kosanke, Treasurer
                                             and Chief Financial Officer



Date:         8/8/97                         /s/   Paul Clemo
              ------                         ---------------------------
                                             Paul Clemo
                                             Assistant Treasurer

                              INDEX TO EXHIBITS

EXHIBIT NO.                     DESCRIPTION
-----------                     -----------
  EX-27