Form 10-Q
period 1997-09-30
TRANS INDUSTRIES INC
filed 1997-11-10
CIK 99102

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

     For Quarter Ended September 30, 1997 Commission File Number 0-4539

                             TRANS-INDUSTRIES, INC.

             (Exact name of registrant as specified in its charter)


                Delaware                           13-2598139
     -------------------------------  ------------------------------------
     (State or other jurisdiction of (I.R.S. Employer Identification No.) incorporation or organization)


                 2637 S. Adams Road, Rochester Hills, MI  48309
                 ----------------------------------------------
                       (Address)                  (Zip Code)

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
The number of shares outstanding of registrant's Common stock, par value $.10 per share, at September 30, 1997 was 3,073,200.

                TRANS-INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

              FORM 10-Q - FOR THE QUARTER ENDED SEPTEMBER 30, 1997

                                     INDEX


PART I.   Financial Information


Item 1.         FINANCIAL STATEMENTS

                A.    Consolidated Statements of Operations ---
                        Three months ended September 30, 1997 and 1996. Nine months ended September 30, 1997 and 1996.

                B.    Consolidated Balance Sheets ---
                        September 30, 1997 and December 31, 1996.

                C.    Consolidated Statements of Cash Flows ---
                        Nine months ended September 30, 1997 and 1996.

                D.    Notes to Consolidated Financial Statements.



Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


PART II.  Other Information

Item 1.         LEGAL PROCEEDINGS

Item 5.         OTHER INFORMATION

Item 6.         EXHIBITS AND REPORTS ON FORM 8-K

                SIGNATURES

                    TRANS-INDUSTRIES, INC. AND SUBSIDIARIES
A.
               CONSOLIDATED STATEMENTS OF OPERATIONS  (Unaudited)



                                                              For 3 Months Ended:          For 9 Months Ended:
                                                            ----------------------        ---------------------
                                                            9/30/97        9/30/96        9/30/97       9/30/96
                                                            -------        -------        -------       -------
1.   Gross sales less discounts, returns and allowances     $9,357,536     $7,217,902   $26,637,033   $21,734,670

2.   Cost of goods sold                                      6,357,269      4,681,411    17,416,234    13,988,564
                                                            ----------     ----------   -----------   -----------
3.   Gross Profit                                            3,000,267      2,536,491     9,220,799     7,746,106

4.   Selling, general and administrative exp.                1,923,691      1,873,857     6,037,411     5,557,173
                                                            ----------     ----------   -----------   -----------

5.   Operating income/(loss)                                 1,076,576        662,634     3,183,388     2,188,933

6.   Other (income)/ expense
        Interest expense                                       150,461        193,909       483,635       615,661
        Other income                                           (15,295)       (20,045)     (198,347)      (81,428)
                                                            ----------     ----------   -----------   -----------
        Total other (income)/expense                           135,166        173,864       285,288       534,233
                                                            ----------     ----------   -----------   -----------
7.   Earnings/(loss) before income taxes                       941,410        488,770     2,898,100     1,654,700

8.   Income tax expense/(benefit)                              322,000        173,000       994,000       566,000
                                                            ----------     ----------   -----------   -----------
9.   Net profit/(loss)                                      $  619,410      $ 315,770   $ 1,904,100   $ 1,088,700
                                                            ==========      =========   ===========   ===========
10.  Earnings per share                                     $      .20      $     .10   $       .62   $       .36
                                                            ==========      =========   ===========   ===========
11.     Dividends per share                                         --             --            --            --
                                                            ==========      =========   ===========   ===========


See Notes to Financial Statements

                    TRANS-INDUSTRIES, INC. AND SUBSIDIARIES
B.
                          CONSOLIDATED BALANCE SHEETS

   ASSETS

Current Assets                            9/30/97     12/31/96
                                        (Unaudited)   (Audited)
                                        -----------  -----------
   Cash                                 $   220,212  $   358,764
   Accounts receivable                    7,196,629    6,195,865
   Inventories (Note 2)                   6,432,795    6,162,592
   Prepaid expenses                         482,321      279,385
   Deferred income taxes                    373,000      373,000
                                        -----------  -----------

   Total current assets                  14,704,957   13,369,606

Property, Plant & Equipment, at Cost

   Land                                     314,503      370,814
   Land Improvements                        126,660      126,660
   Buildings                              5,268,550    5,234,892
   Machinery & equipment                  7,191,786    6,582,016
                                        -----------  -----------
                                         12,901,499   12,314,382

   Less:accumulated depreciation         (8,091,121)  (7,793,413)
                                        -----------  -----------
   Net plant and equipment                4,810,378    4,520,969
                                        -----------  -----------
Other Assets

   Investments in affiliates                 10,000       10,000

   Patents, licenses & trademarks,
   net of accumulated amortization          249,428      287,267

   Excess of cost of investment in
   stock of subsidiary over equity in
   underlying net assets of acquisition     189,426      222,854

   Sundry                                   104,471      104,471
                                        -----------  -----------

Total assets                            $20,068,660  $18,515,167
                                        ===========  ===========
             LIABILITIES AND STOCKHOLDERS EQUITY

Current Liabilities                          9/30/97       12/31/96
                                           (Unaudited)     (Audited)
                                           -----------    -----------
  Notes Payable (Note 5)                   $ 2,949,171    $ 2,539,142
  Current installments
      - Long term debt (Note 5)                160,570        250,243
  Accounts payable - trade                   2,640,453      2,779,171
  Accrued liabilities                        1,511,758      1,400,727
  Income taxes                                 (96,000)       195,000
                                           -----------    -----------

  Total current liabilities                  7,165,952      7,164,283

  Deferred income taxes - Non-current          126,000        126,000

Long term debt

  Current portion shown above (Note 5)       3,640,118      3,992,566
  Other non-current liabilities                320,447        310,547

Stockholders' Equity


Preferred stock of $1.00 par value
  per share - authorized 500,000
  shared; none issued                               --             --

  Common stock of $.10 par value per
  share - authorized 10,000,000 shares;
  3,073,200 shares issued and 3,073,200
  outstanding at 9/30/97                       307,320        307,200

  Additional paid-in  capital                4,062,116      4,053,985
  Retained earnings                          4,465,784      2,561,684
  Foreign currency translation                 (19,077)        (1,098)
                                           -----------    -----------
                                             8,816,143      6,921,771
                                           -----------    -----------

Total liabilities and stockholders' equity $20,068,660    $18,515,167
                                           ===========    ===========

See Notes to Financial Statements.

                             TRANS-INDUSTRIES, INC.
                     Consolidated Statements of Cash Flows
C.            For the Nine Months Ended September 30, 1997 and 1996


                                                Nine Months Ended September 30
                                                ------------------------------
                                                      1997          1996
                                                      ----          ----
                                                   (Unaudited)   (Unaudited)
                                                   -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                  $1,904,100    $1,088,700
Adjustments to reconcile net income (loss)
to net cash provided by operations:
  Depreciation/Amortization                           588,419       508,555
  Decrease (increase) in accts. receiv.            (1,000,764)      372,329
  Decrease (increase) in inventory                   (270,203)      186,773
  Decrease (increase) in prepaid exp.                (202,936)      170,428
  Increase (decrease) in accts. payable              (138,718)   (1,215,796)
  Increase (decrease) in accr. liab.                  111,031       308,051
  Increase (decrease) in income taxes                (291,000)     (415,000)
  (Gain) loss on sale of fixed assets                (136,689)      (21,402)
                                                   ----------    ----------
 Net Cash Provided (Used) by Operations               563,240       982,638

 CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of fixed assets                         (905,872)     (712,810)
    Proceeds from sale of property and equipment      236,000        47,000
                                                   ----------    ----------

 Net Cash Provided (Used) by Investing               (669,872)     (665,810)

 CASH FLOWS FROM FINANCING ACTIVITIES
    Net increase (repayment) of long-term
    borrowings                                       (432,221)     (622,571)
    Net proceeds (payment) of credit line             410,029       358,009
    Common stock issued through ESOP                    8,251           -0-
    Purchase of Treasury Stock                            -0-       (28,060)
                                                   ----------    ----------

 Net Cash Provided (Used) by Financing                (13,941)     (292,622)

 Foreign currency translation                         (17,979)       20,706
                                                   ----------    ----------

 Net Increase in Cash                                (138,552)       44,912
 Cash at beginning of year                            358,764       109,123
                                                   ----------    ----------
Cash at end of quarter                             $  220,212    $  154,035
                                                   ==========    ==========

Supplemental Disclosures:
   Interest paid                                   $  468,229    $  564,619
   Income taxes (refunded) paid, net               $1,285,000    $  981,000

See notes to financial statements.

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


2. Inventories

     The major components of inventories are:


                                       9/30/97    12/31/96
                                     ----------  ----------

                    Raw Materials    $3,538,179  $3,213,861
                    Work in Process   1,091,509     976,993
                    Finished Goods    1,803,107   1,971,738
                                     ----------  ----------

                                     $6,432,795  $6,162,592
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

D.                  TRANS-INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


5. Long-Term Debt


   Long-term debt at September 30, 1997 consisted of the following:

   Trans-Industries, Inc., $3,840,000 term note, payable in             $3,504,667
   monthly installments of $39,333 which includes interest at
   1/4% over the bank's prime lending rate, and a balloon payment of $3,137,124 in October 1999.  The note is secured by
   substantially all the assets of Trans-Industries, Inc. and subsidiaries.

   Transmatic Europe Ltd., mortgage note, payable in monthly               173,795
   installments of $890 plus interest at 9.99%.  The mortgage is secured by certain property and is due August 9, 2003.

   Term note, payable in monthly installments of $896                      115,485
   including interest at a rate of 6%.  The note is due
   January 21, 2002.

   Other                                                                     6,741
                                                                        ----------
                                                                         3,800,688
   Less current installments                                              (160,570)
                                                                        ----------
   Long-term debt                                                       $3,640,118
                                                                        ==========

                                       7

                    TRANS-INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


5. Long-Term Debt (continued)

   The Trans-Industries, Inc. term loan agreement contains restrictive provisions relating principally to the maintenance of working capital, net worth, ratio of debt to net worth, payment of dividends, and acquisition of fixed assets. At September 30, 1997 the Company was in compliance with all provisions.

   The Company also has a secured $6,500,000 line of credit of which $2,949,171 was utilized at September 30, 1997. Interest is charged at the bank's prime lending rate. This line of credit expires on July 1, 1999. The line is secured by substantially all of the assets of Trans-Industries, Inc. and its domestic subsidiaries.

   In August, 1997 the remaining debenture was repurchased and retired, thus eliminating the possibility of conversion by the holder. Prior to the date of repurchase the debenture was convertible, at $2.00/share, into 107,142 shares.

6. Stock Changes

   In December of 1996, 28,000 shares that were held as Treasury Stock were retired.

   In September of 1997, the Company received a request from an employee to exercise her stock option for 1200 shares of common stock at a price of $6.875 per share. Accordingly, the Company issued a certificate for 1200 shares.

                    TRANS-INDUSTRIES, INC. AND SUBSIDIARIES

Item 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

                    For Nine Months Ended September 30, 1997

Sales and Earnings

     Sales for the quarter ended September 30, 1997 were $9,357,536 compared to $7,212,902 for the same period a year ago. This increase of $2,144,634 is primarily attributable to an increase in sales of the Company's electronic variable message signs as well as higher volumes achieved in the sale of its' lighting products.

     During the third quarter of 1997, the Company realized a net profit of $619,410 on sales of $9,357,536. For the same period of the prior year, the Company reported net profit of $315,770 on sales of $7,217,902. This increase in net profit of $303,640 can be attributed to the increased sales volume achieved. Net profit per share for the third quarter was $.20 and $.10 for 1997 and 1996, respectively. Net profit per share was computed on the adjusted weighted average number of shares outstanding during the quarter for 1997 and 1996, which were 3,072,100 and 3,064,500, respectively.

Inventories

     Inventory valuation is based upon the lower of cost or market. At September 30, 1997, consolidated inventories were $6,432,795 compared to $5,787,644 a year ago. This increase of $645,151 is to accommodate the growth in sales volume.

Interest

     Interest expense amounted to approximately $150,000 and $194,000 for the third quarter of 1997 and 1996, respectively. This decrease of $44,000 was the result of average debt levels being less during the third quarter of 1997 compared to 1996.

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


                                        TRANS-INDUSTRIES, INC.


Date:   November 10, 1997               /s/     Kai Kosanke
        -----------------               ---------------------------
                                        Kai Kosanke, Treasurer
                                        and Chief Financial Officer



Date:   November 10, 1997               /s/     Paul Clemo
        -----------------               ---------------------------
                                        Paul Clemo
                                        Assistant Treasurer

                                Exhibit Index
                                -------------


Exhibit No.                 Description
-----------                 -----------

  Ex 27                     Financial Data Schedule