Form 10-K
period 1997-12-31
TRANS INDUSTRIES INC
filed 1998-03-25
CIK 99102

                                    FORM 10-K




                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

    For the fiscal year ended December 31, 1997 Commission File Number 0-4539

                             TRANS-INDUSTRIES, INC.

             (Exact name of registrant as specified in its charter)

             Delaware                                           13-2598139
   (State or other jurisdiction of                           (I.R.S. Employer
   incorporation or organization)                         Identification Number)
2637 S. Adams Road, Rochester Hills, MI                           48309
(Address of principal executive offices)                        (Zip Code)


                                 (248) 852-1990
              (Registrant's telephone number, including area code)

           Securities Registered Pursuant to Section 12(b) of the Act:

                                      NONE

           Securities Registered Pursuant to Section 12(g) of the Act:

                     Common Stock, Par Value $.10 Per Share

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing
requirements for the past 90 days. YES X    NO
                                      ---
     As of February 28, 1998, 3,074,400 shares of Common Stock were outstanding and the aggregate market value of the Common Stock held by non-affiliates of the registrant (based upon the last sale price on the NASDAQ National Market) was approximately $17,418,648.

DOCUMENTS INCORPORATED BY REFERENCE
     Information called for by Part III (Items 10, 11, 12, and 13) is incorporated by reference from the Registrant's definitive proxy statement in connection with its Annual Meeting of Shareholders to be held on May 13, 1998, which Proxy Statement will be filed pursuant to Regulation 14A.

                                     PART I

Item 1      Business.

Introduction

              Trans-Industries, Inc. (the "Company") was incorporated in Delaware in 1967 to acquire the business of Transign, Inc., a company founded in 1952 to manufacture mechanical bus signs. Initially, the Company produced mechanical signage for the mass transit market, but its current efforts are concentrated on electronic systems for the display of information, bus lighting products and source extraction systems for the environmental market. These products are sold to virtually all aspects of the transportation industry and to a broad range of commercial and industrial markets. The Company has two major customers - Orion Bus Industries and Nova Bus Corp. - which accounted for over 10 percent of consolidated annual sales. Although Orion Bus Industries and Nova Bus Corp. are highly valued customers, the Company does not consider itself dependent upon them for continued, ongoing sales. Sales volume is significantly affected by state and municipal government spending for mass transit, highway systems, and airports. As of February 28, 1998, the Company's backlog was $13,232,400, compared with $10,748,200 and approximately $8,641,900 for the same dates in 1997 and 1996, respectively. Of the current backlog, it is anticipated that 90 percent will be completed within one year.

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

        B.    Foreign and Domestic Operations and Export Sales.

              Through subsidiaries, the Company operates manufacturing, assembly, sales, and service facilities in the United Kingdom. These operations sell products purchased from the affiliated domestic companies, as well as products manufactured in the United Kingdom, to customers in Europe, Australia, and Asia. Additional foreign sales are made on an export basis from domestic offices as well as through certain agents abroad. Summarized financial information about foreign operations and exports are in Notes G and I to the Consolidated Financial Statements.

        C.    Research and Quality Control.

              The Company's principal research activities are conducted at its product development center in Rochester Hills, Michigan, where line maintenance and new product programs are carried out according to perceived market opportunities. Quality control, rather than being centralized, is a function performed at each manufacturing plant.
              Approximately $700,000, $587,000, and $438,000 were spent on research and development during the years ended December 31, 1997, 1996, and 1995, respectively.

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

        F.    Employee Relations.

              The Company employs approximately 290 people, supplemented by temporary workers, with a minority of these employees covered by a union contract that expires August 7, 1998. The Company considers its overall labor relations with employees to be good.

              The Company maintains profit sharing and 401-K plans for all of its full-time employees who are not part of a bargaining unit.

              The Company adopted a stock option plan, in 1996, for officers, directors, and key employees of the Company and its subsidiaries. (See Note H to the financial statements)

        G.    Environmental Considerations.

              The Company believes it is in compliance with all state and federal regulations for environmental control and safety, and the related expenditures are generally not significant.

        H.    Directors and Officers of the Registrant.

              See Part III, Item 10 for certain information regarding officers and directors.


Item 2.     Properties.

              Domestic operations are conducted at six principal facilities. Four are owned, of which two are located in Waterford, Michigan, one in Rochester Hills, Michigan and one in Bad Axe, Michigan. Two locations are leased. One of the leased facilities is located in Rochester Hills, Michigan under a lease agreement expiring in February 1999. The other leased facility is in

Wilmington, North Carolina and is leased through January 1999. International operations are conducted in England at a leased facility located in Leeds, and an owned facility in Telford. The lease agreement for the facility in Leeds expires in December 2009.

              The plants, all of which are well maintained and in good operating condition, contain an aggregate of approximately 219,000 square feet of floor space. Generally, the plants have been operating on a five day a week basis with frequent overtime.


Item 3.     Legal Proceedings.

              The Company is the plaintiff in a patent infringement lawsuit filed in the Federal District Court for the Eastern District of Michigan, the Southern Division. During November of 1993, an advisory jury recommended a decision in favor of the Company. In April of 1994, the judge concurred with the advisory jury and ordered that the defendant be enjoined from any further manufacture, use, or sale of the accused patented device. It was also ordered that the defendant pay approximately $3 million in damages. During 1994, the defendant appealed the case. In 1995, the Court of Appeals reaffirmed the Company's patent as valid and infringed but remanded the case back to the Federal District Court to make further findings of fact and to reevaluate the amount of the award. In January of 1998, the Federal District Court again ordered that the defendant pay approximately $3 million in damages with interest to be determined by the court. A final outcome is expected to be reached in 1998. Because this decision can be further appealed by the Defendant, the ultimate award to the Company will be recorded in the financial statements when realized. Additionally, any award received by the Company will be net of certain contingent fees related to the lawsuit.


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

                                     PART II

Item 5.    Market for Registrant's Common Equity and Related Stockholder
           Matters.

              The Common Stock is traded on the Over-the-Counter Market and is included in the National Association of Securities Dealers Automated Quotation System under the symbol TRNI. The following table sets forth the range of trade prices as reported by the National Securities Dealers Association, Inc. for the preceding two years:


                                                      Trade Prices

                                                 High                    Low
                                                 ----                    ---
                  1997
                      First  Quarter              6.50                   4.69
                      Second Quarter              6.75                   5.50
                      Third  Quarter             10.13                   5.88
                      Fourth Quarter             13.25                   9.50


                  1996
                      First  Quarter              5.13                   2.88
                      Second Quarter              8.13                   4.75
                      Third  Quarter              7.50                   4.63
                      Fourth Quarter              5.50                   4.63


These quotations reflect actual transactions without retail markup, markdown, or commission.

              As of December 31, 1997, there were 270 registered holders of the Common Stock of the Registrant.

Item 6.     Selected Financial Data.


OPERATIONS                                   1997              1996             1995             1994                   1993
       Net Sales                        $ 35,382,461      $ 29,919,604      $ 24,934,101      $ 23,202,257           $ 25,571,607

       Cost of Sales                      22,824,939        19,007,311        17,109,368        16,615,601             19,691,806
       Interest Expense                      637,401           782,684           909,458           809,060                717,979
       Income Tax Exp./(Benefit)           1,498,000           851,000           277,000            30,000                (65,000)
       Earnings/(Loss) before Cum
           Effect of Change in
           Accounting Method               2,711,560         1,722,758           823,733          (481,413)              (588,466)
       Net Earnings/(Loss)                 2,711,560         1,722,758           823,733          (481,413)              (488,466)

FINANCIAL CONDITION
       Current Assets                     16,081,326        13,369,606        13,558,083        10,818,940             12,117,324
       Current Liabilities                 7,795,272         7,164,283         8,235,987         5,981,338              6,880,011
       Working Capital                     8,286,054         6,205,323         5,322,096         4,837,602              5,237,313
       Current Ratio                            2.06              1.87              1.65              1.81                   1.76
       Net Property, Plant
           and Equipment                   5,012,911         4,520,969         4,106,041         4,600,485              4,864,205
       Long Term Debt                      3,561,838         3,992,566         4,271,314         5,318,208              5,737,887
       Stockholders' Equity                9,640,246         6,921,771         5,086,374         3,991,183              4,403,428
       Total Assets                       21,618,928        18,515,167        18,148,039        15,995,926             17,683,476
       Tangible Net Worth
         and Subordinated Debt(a)          9,220,026         6,663,201         5,076,091         4,979,187              5,243,241

COMMON SHARE DATA

    Earnings/(Loss) before Cum
        Effect of Change in
        Accounting Method                      $ .88             $ .56             $ .28            $(.16)                 $(.20)
Net Earnings/(Loss) (b)
    Net Earnings/(Loss) (b)
        Basic                                  $ .88             $ .56             $ .28             $(.16)                 $(.17
        Diluted                                $ .86             $ .54             $ .26             $(.16)                 $(.17
    Book Value (c)                             $3.14             $2.25             $1.65             $1.36                  $1.50
    Average Shares Outstanding
           Basic                           3,072,000         3,075,000         2,952,000         2,927,000              2,927,000
           Diluted                         3,151,000         3,203,000         3,519,000         2,927,000              2,927,000


  (a) Tangible net worth equals total assets less intangible assets, less total liabilities. Subordinated debt in the period of 1993 to 1996 consisted of two convertible subordinated debentures, the last of which was retired in 1997. (See Note E of notes to consolidated financial statements.)

  (b) Based on weighted average number of common shares and equivalents outstanding.

  (c) Based on shares outstanding at year end.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations. Forward-Looking Statements

              This discussion highlights significant factors influencing the financial condition and results of operations of Trans-Industries, Inc. It should be read in conjunction with the financial statements and related notes. This discussion includes certain forward-looking statements based on management's estimates of trends and economic factors in the markets in which the corporation is active, as well as the corporation's business plans. In light of recent securities law developments, including the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the corporation notes that such forward-looking statements are subject to risks and uncertainties. Accordingly, the corporation's actual results may differ from those set forth in such statements. Significant changes in economic conditions, regulatory or legislative changes affecting Trans-Industries, Inc., its competitors, or the markets in which it is active, or changes in other factors may cause future results to vary from those expected by the corporation. The "Forward-Looking Information" section in the corporation's Information Statement discusses certain factors that may cause such differences to occur.

OPERATIONS

1997 Compared With 1996

              Sales for 1997 were $35.4 million compared to $29.9 million for the previous year. This sales increase of $5.5 million, or 18.4 percent, from 1996 sales levels was attributable to continued growth in sales of the Company's multi-functional lighting systems and its electronic variable message signs. For 1997, all subsidiaries contributed to the increased sales volume by surpassing 1996 sales levels. Continued strong demand for transit buses, as well as increased market share, accounted for the improved sales levels in 1997. Inflationary impact on sales for 1996 and 1997 was minimal.

              For the first quarter of 1998, the Company expects sales to be up from the levels achieved for the same period last year. This sales increase reflects the continuation of growth in each of the niche markets the Company serves.

              The Company's pretax income for 1997 amounted to $4,209,560 compared to $2,573,758 for the 1996 fiscal year. This increase of $1,635,802, or 64 percent, is primarily attributable to increased sales volume.

              Cost of sales for 1997 was $22,824,939 compared to $19,007,311 for the prior year. As a percentage of sales, cost of sales showed a slight increase to 64.6 percent in 1997, from 63.5 percent in 1996. The increase of 1.1 percent reflects pricing and delivery problems associated with a major international contract realized by the Company in 1997.

              Selling, general, and administrative expenses increased to $7,917,545 in 1997, from $7,654,370 in 1996. This increase of $263,175, or 3.4 percent, was primarily associated with increased marketing efforts and an increase in research and development expenditures.

              Interest expense decreased in 1997 to $637,401 from $782,684 in 1996. This decrease of $145,283 was due to lower borrowings in 1997. The Company has reviewed its computer processing systems and does not expect to incur any material costs associated with the start of a new millenium and the "year 2000 issue".

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

              For the first quarter of 1997, the Company's sales were up from the levels achieved for the same period last year. The increase in sales was due primarily to a strong market for the Company's bus lighting products and its variable message displays.

              The Company's pretax income for 1996 amounted to $2,573,758 compared to $1,100,733 of pretax income for the 1995 fiscal year. This increase of $1,473,025, or 134 percent, was primarily attributable to increased sales volume.

              Cost of sales for 1996 was $19,007,311 compared to $17,109,368 for the year before. As a percentage of sales, cost of sales decreased to 63.5 percent in 1996, from 68.6 percent in 1995. The decrease of 5.1 percent was attributable primarily to the increased sales volume in 1996.

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

LIQUIDITY AND CAPITAL RESOURCES

              As of year end 1997, the Company had $8.3 million of working capital compared with $6.2 million at year end 1996 and $5.3 million at year end 1995. This increase in working capital of $2.1 million resulted primarily from the Company's increased profitability and utilization of assets. In October of 1995 the Company retired $700,000 of convertible debentures with funds acquired through short term borrowings, which were repaid in 1996. In 1997, the Company repurchased the last of the convertible subordinated debentures which were outstanding in the amount of $214,284. Funds for this transaction were provided for by the Company's short term credit line. If the Company's award of approximately $3 million in its patent litigation is upheld on appeal, liquidity will be enhanced.

              At December 31, 1997, there were no material commitments for capital expenditures. It is expected that capital expenditures for 1998 will approximate those recorded in 1997. It is management's belief that cash flow from operations and short term borrowings will be sufficient for working capital requirements, debt service obligations, and capital expenditures for the ensuing year.

DIVIDENDS

              The Company has not paid cash dividends on its common stock for its three most recent fiscal years. The Company's term loan agreement restricts the payment of cash dividends on its common stock. See Note E to the Consolidated Financial Statements.


Item 8.    Financial Statements.

              The following pages contain the Consolidated Balance Sheets as of December 31, 1997 and 1996 and the related Consolidated Statement of Earnings, Stockholders' Equity and Cash Flows for each of the years in the three year period ended December 31, 1997, including the reports of the Company's independent certified public accountants.

           CONSOLIDATED FINANCIAL STATEMENTS AND REPORT OF INDEPENDENT
                          CERTIFIED PUBLIC ACCOUNTANTS

                     TRANS-INDUSTRIES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1997, 1996 AND 1995

                                    CONTENTS



                                                                                                      PAGE
                                                                                                      ----
Report of Independent Certified Public Accountants..................................................   14

FINANCIAL STATEMENTS

    Consolidated Balance Sheets.....................................................................   15

    Consolidated Statements of Earnings.............................................................   17

    Consolidated Statement of Stockholders' Equity..................................................   18

    Consolidated Statements of Cash Flows...........................................................   19

    Notes to Consolidated Financial Statements......................................................   20

SUPPLEMENTAL INFORMATION

    Schedule II - Valuation and Qualifying Accounts.................................................   32

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS




Board of Directors
Trans-Industries, Inc.

We have audited the accompanying consolidated balance sheets of Trans-Industries, Inc. (a Delaware corporation) and Subsidiaries as of December 31, 1997 and 1996 and the related consolidated statements of earnings, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above, present fairly, in all material respects, the consolidated financial position of Trans-Industries, Inc. and Subsidiaries as of December 31, 1997 and 1996, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

We have also audited Schedule II for each of the three years in the period ended December 31, 1997. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.

Grant Thornton LLP

Detroit, Michigan
February 6, 1998

                     TRANS-INDUSTRIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 1997 AND 1996

                                         ASSETS                                  1997              1996
                                                                              ----------        ----------
CURRENT ASSETS
  Cash                                                                   $     132,297     $     358,764
  Accounts receivable, less allowance for doubtful
    accounts of $213,000 in 1997 and $109,000
    in 1996                                                                  8,433,468         6,195,865
  Inventories                                                                6,824,438         6,162,592
  Deferred income taxes                                                        444,000           373,000
  Prepaid expenses and other current assets                                    247,123           279,385
                                                                            ----------        ----------
           Total Current Assets                                             16,081,326        13,369,606



PROPERTY AND EQUIPMENT - AT COST
  Land                                                                         314,503           370,814
  Land improvements                                                            126,660           126,660
  Buildings                                                                  4,992,360         5,234,892
  Machinery and equipment                                                    7,848,472         6,582,016
                                                                            ----------        ----------
                                                                            13,281,995        12,314,382
  Less accumulated depreciation and amortization                             8,269,084         7,793,413
                                                                            ----------        ----------
            Net property and equipment                                       5,012,911         4,520,969


Excess of cost over net assets acquired, net of
  accumulated amortization of $1,158,846 in
  1997 and $1,114,275 in 1996                                                  178,383           222,854
Other assets                                                                   346,308           401,738
                                                                            ----------        ----------
                                                                           $21,618,928       $18,515,167
                                                                          ============      ============





   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                     TRANS-INDUSTRIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 1997 AND 1996


                   LIABILITIES AND STOCKHOLDERS' EQUITY                          1997             1996
                                                                              ----------        ----------
CURRENT LIABILITIES
  Note payable to bank                                                    $  3,503,262      $  2,539,142
  Current maturities of long-term debt                                         193,389           250,243
  Accounts payable                                                           2,419,154         2,779,171
  Income taxes payable                                                          88,000           195,000
  Accrued liabilities                                                        1,591,467         1,400,727
                                                                          ------------      ------------
            Total Current Liabilities                                        7,795,272         7,164,283


Long-term debt, excluding current maturities                                 3,561,838         3,992,566
Deferred income taxes                                                          197,000           126,000
Other liabilities                                                              424,572           310,547


COMMITMENTS AND CONTINGENCIES (NOTE J)                                               -                 -


STOCKHOLDERS' EQUITY
  Preferred stock of $1 par value per share, authorized
     500,000 shares; none issued                                                     -                 -
  Common stock of $0.10 par value per share, authorized
     10,000,000 shares; issued and outstanding 3,073,200
     and 3,072,000 shares in 1997 and 1996, respectively                       307,320           307,200
  Additional paid-in capital                                                 4,062,116         4,053,985
  Retained earnings                                                          5,273,244         2,561,684
  Foreign currency translation adjustment                                       (2,434)           (1,098)
                                                                          ------------      ------------
          TOTAL STOCKHOLDERS' EQUITY                                         9,640,246         6,921,771
                                                                          ------------      ------------
                                                                          $ 21,618,928      $ 18,515,167
                                                                          ============      ============


                     TRANS-INDUSTRIES, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF EARNINGS

                  YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995



                                                                1997              1996             1995
                                                             ----------       ----------        ----------
Net sales                                                   $35,382,461      $29,919,604       $24,934,101

Cost of goods sold                                           22,824,939       19,007,311        17,109,368
                                                             ----------       ----------        ----------
           Gross profit                                      12,557,522       10,912,293         7,824,733

Selling, general and administrative expense                   7,917,545        7,654,370         5,937,896
                                                             ----------       ----------        ----------
           Operating earnings                                 4,639,977        3,257,923         1,886,837

Other expense (income), net
  Interest expense                                              637,401          782,684           909,458
  Other                                                        (206,984)         (98,519)         (123,354)
                                                             ----------       ----------        ----------
                                                                430,417          684,165           786,104
                                                             ----------       ----------        ----------
           Earnings before income taxes                      4,209,560        2,573,758         1,100,733

Income tax expense                                            1,498,000          851,000           277,000
                                                             ----------       ----------        ----------
            Net earnings                                   $  2,711,560     $  1,722,758     $     823,733
                                                           ============     ============      ============

Earnings per share:
  Basic                                                    $        .88     $        .56      $        .28
                                                           ============     ============      ============
  Diluted                                                  $        .86     $        .54      $        .26
                                                           ============     ============      ============




   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                     TRANS-INDUSTRIES, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                                                                 ADDITIONAL
                                                 COMMON            TREASURY       PAID-IN
                                                  STOCK             STOCK          CAPITAL
                                                --------          --------        ---------

Balance at January 1, 1995                    $   295,000       $    (2,300)      $ 3,796,546
Issuance of 150,000 shares of
  common stock                                     15,000                 -           285,000
Net earnings                                            -                 -                 -
Foreign currency translation adjustment                 -                 -                 -
                                              -----------       -----------       -----------
Balance at December 31, 1995                      310,000            (2,300)        4,081,546
Purchase of 5,000 shares of
  treasury stock                                        -              (500)          (27,561)
Retirement of 28,000 shares of
  treasury stock                                   (2,800)            2,800                 -
Net earnings                                            -                 -                 -
Foreign currency translation adjustment                 -                 -                 -
                                              -----------       -----------       -----------
Balance at December 31, 1996                      307,200                 -         4,053,985
Issuance of 1,200 shares of common stock              120                 -             8,131
Net earnings                                            -                 -                 -
Foreign currency translation adjustment                 -                 -                 -
                                              -----------       -----------       -----------
Balance at December 31, 1997                  $   307,320       $         -       $ 4,062,116
                                              ===========       ===========       ===========

                                                                  FOREIGN
                                                                 CURRENCY
                                                RETAINED        TRANSLATION
                                                EARNINGS        ADJUSTMENT          TOTAL
                                                ---------       ----------        ---------
Balance at January 1, 1995                    $    15,193      $  (113,256)      $ 3,991,183
Issuance of 150,000 shares of
  common stock                                          -                -           300,000
Net earnings                                      823,733                -           823,733
Foreign currency translation adjustment                 -          (28,542)          (28,542)
                                              -----------      -----------       -----------
Balance at December 31, 1995                      838,926         (141,798)        5,086,374
Purchase of 5,000 shares of
  treasury stock                                        -                -           (28,061)
Retirement of 28,000 shares of
  treasury stock                                        -                -                 -
Net earnings                                    1,722,758                -         1,722,758
Foreign currency translation adjustment                 0          140,700           140,700
                                              -----------      -----------       -----------
Balance at December 31, 1996                    2,561,684           (1,098)        6,921,771
Issuance of 1,200 shares of common stock                -                -             8,251
Net earnings                                    2,711,560                -         2,711,560
Foreign currency translation adjustment                 -           (1,336)           (1,336)
                                              -----------      -----------       -----------
Balance at December 31, 1997                  $ 5,273,244      $    (2,434)      $ 9,640,246
                                              ===========      ===========       ===========







   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                     TRANS-INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                  YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995

                                                                                 1997             1996              1995
                                                                               ---------        ----------       ----------
OPERATING ACTIVITIES
    Net earnings                                                         $ 2,711,560       $ 1,722,758       $   823,733
    Adjustments to reconcile net earnings to net
       cash provided by operations:
          Depreciation of property and equipment                             710,868           629,376           662,253
          Bad debt expense                                                   213,625           439,120            44,633
          Amortization of goodwill                                            44,571            44,571            44,571
          (Gain) loss on sale of property and equipment                     (141,200)          (11,546)           23,797
          Deferred income tax benefit                                              -          (154,000)         (146,000)
          Changes in operating assets and liabilities:
              (Increase) decrease in accounts receivable                  (2,451,228)          211,692        (1,524,177)
              (Increase) decrease in inventories                            (649,914)         (188,175)       (1,156,592)
              (Decrease) increase in accounts payable                       (360,017)         (322,785)          666,846
              Increase (decrease) in other                                   285,457           (49,867)          725,055
                                                                         -----------       -----------       -----------
                Net cash provided by operating activities                    363,722         2,321,144           164,119

INVESTING ACTIVITIES
    Purchases of property and equipment                                   (1,333,793)       (1,080,808)         (278,456)
    Proceeds from sale of property and equipment                             272,083            48,050            86,850
                                                                         -----------       -----------       -----------
                Net cash used in investing activities                     (1,061,710)       (1,032,758)         (191,606)

FINANCING ACTIVITIES
    Proceeds from long-term borrowings                                             -                 -           513,377
    Repayments of long-term borrowings                                      (487,582)         (708,738)         (948,582)
    Repayments of obligations under capital leases                                 -                 -           (19,803)
    Net proceeds (repayments) on line of credit                              964,120          (442,646)          592,421
    Purchase of treasury stock                                                     -           (28,061)                -
    Proceeds from sale of common stock                                         8,251                 -                 -
                                                                         -----------       -----------       -----------
                Net cash provided by (used in) financing activities          484,789        (1,179,445)          137,413

Effect of foreign currency exchange rate changes                             (13,268)          140,700           (28,542)
                                                                         -----------       -----------       -----------
Net (decrease) increase in cash                                             (226,467)          249,641            81,384
Cash at beginning of year                                                    358,764           109,123            27,739
                                                                         -----------       -----------       -----------
Cash at end of year                                                      $   132,297       $   358,764       $   109,123
                                                                         ===========       ===========       ===========
SUPPLEMENTAL DISCLOSURES
    Interest paid                                                        $   641,609       $   795,443       $   918,576
    Income taxes paid (refunded)                                         $ 1,605,000       $ 1,232,000       $   (93,000)

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

                        DECEMBER 31, 1997, 1996 AND 1995


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

GOODWILL

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

RESEARCH AND DEVELOPMENT

Research and development costs are expensed as incurred. Research and development costs approximated $700,000, $587,000 and $438,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

                     TRANS-INDUSTRIES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1997, 1996 AND 1995



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

EARNINGS PER SHARE

During 1997, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share", which is effective for financial statements issued after December 15, 1997. The new standard eliminates primary and fully diluted earnings per share and requires presentation of basic and diluted earnings per share together with disclosure of how the per share amounts were computed. Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted-average common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. The Company adopted this pronouncement at December 31, 1997. All per share data in the accompanying consolidated financial statements has been restated to reflect application of this new pronouncement.

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

                     TRANS-INDUSTRIES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1997, 1996 AND 1995



NOTE B - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

NEW PRONOUNCEMENTS

In June 1997, the FASB issued No. 130, "Reporting of Comprehensive Income" ("SFAS 130"), which establishes standards for reporting and display of comprehensive income and its components (revenues, expense, gains, and losses) in a full set of financial statements. This statement also requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. This statement is effective for fiscal years beginning after December 15, 1997. Earlier application is permitted. Reclassification of financial statements for earlier periods provided for comparative purposes is required. The Company does not anticipate that adoption of SFAS 130 will have a material effect on the consolidated financial statements.

In June 1997, the FASB issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" ("SFAS 131"), which establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to stockholders. This statement also establishes standards for related disclosures about products and services, geographic areas, and major customers. This statement requires the reporting of financial and descriptive information about an enterprise's reportable operating segments. This statement is effective for financial statements for periods beginning after December 15, 1997. In the initial year of adoption, comparative information for earlier years is to be restated. The Company does not anticipate that the adoption of SFAS 131 will have a material effect on the consolidated financial statements.

NOTE C - EARNINGS PER SHARE

The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share computations.


                                                      EARNINGS            SHARES             PER SHARE
                                                     (NUMERATOR)       (DENOMINATOR)          AMOUNT
                                                     -----------       ------------         ----------
Year ended December 31, 1997
  Basic earnings per share
   Earnings available to common
     stockholders                                    $2,711,560          3,072,300              $ .88
   Effect of dilutive securities
     Stock options                                            -             15,885                  -
     Convertible debt                                     8,250             62,500               (.02)
                                                     ----------         ----------              -----
Diluted earnings per share
   Earnings available to stockholders
     plus assumed conversions                        $2,719,810          3,150,685              $ .86
                                                     ==========         ==========              =====

                     TRANS-INDUSTRIES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1997, 1996 AND 1995



NOTE C - EARNINGS PER SHARE (CONTINUED)

                                                   EARNINGS              SHARES             PER SHARE
                                                  (NUMERATOR)         (DENOMINATOR)           AMOUNT
                                                  -----------          ------------         ----------
Year ended December 31, 1996
  Basic earnings per share
    Earnings available to common
      stockholders                                 $1,722,758              3,074,917             $.56
    Effect of dilutive securities
      Convertible debt                                 17,229                128,570             (.02)
                                                   ----------             ----------             ----
  Diluted earnings per share
    Earnings available to stockholders
      plus assumed conversions                     $1,739,987              3,203,487             $.54
                                                   ==========             ==========             ====

                                                    EARNINGS              SHARES             PER SHARE
                                                   (NUMERATOR)         (DENOMINATOR)          AMOUNT
                                                  -----------          ------------         ----------
Year ended December 31, 1995
  Basic earnings per share
    Earnings available to common
      stockholders                                 $ 823,732             2,952,000             $.28
    Effect of dilutive securities
      Subordinated debentures                         55,000               417,000             (.01)
      Convertible debt                                19,800               150,000             (.01)
                                                   ---------             ---------             ----
  Diluted earnings per share
    Earnings available to stockholders
      plus assumed conversions                     $ 898,532             3,519,000             $.26
                                                   =========             =========             ====

NOTE D - INVENTORIES

The major components of inventories at December 31 are:

                                                                                1997             1996
                                                                               ---------         ---------
         Raw materials and purchased parts                                    $3,471,708        $3,213,861
         Work in process                                                       1,178,684           976,993
         Finished goods                                                        2,174,046         1,971,738
                                                                             -----------       -----------
                                                                              $6,824,438        $6,162,592
                                                                             ===========       ===========

                     TRANS-INDUSTRIES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1997, 1996 AND 1995



NOTE E - LINE OF CREDIT AND LONG-TERM DEBT

The Company has a secured line of credit facility with a bank. The facility allows the Company to borrow, based on qualifying accounts receivable and inventory, up to $6,500,000 with interest at the bank's prime lending rate (effective rate of 8.50% at December 31, 1997) or a Eurodollar based rate (effective rate of 8.3875% at December 31, 1997), elected by the Company at the time of each advance. Interest is payable monthly on prime rate based advances and no less frequently than quarterly on Eurodollar rate based advances.

Long-term debt at December 31 consisted of the following:


                                                                                                1997                    1996
                                                                                              ---------               ---------
Term note, payable in monthly installments of $40,496, including interest at
 .25% above the bank's prime lending rate with a balloon payment of $3,179,777 on
October 1, 1999. The note is secured by substantially all the
assets of Trans-Industries, Inc., and subsidiaries                                            $3,463,885              $3,618,406

Convertible subordinated debentures, payable in annual
installments of $42,858 plus interest at 10%                                                           0                 214,284

Mortgage note payable in monthly installments of $3,476
plus interest at 8.99%.  The mortgage is collateralized by
certain property and is due August 9, 2003                                                       176,816                 211,108

Term note, payable in monthly installments of $3,229, including interest at
1.25% above the bank's prime lending
rate                                                                                                   0                  80,733

Term note, payable in monthly installments of $896,
including interest at a rate of 6%.  The note is due January
21, 2002                                                                                         114,526                 118,278
                                                                                              ----------              ----------
                                                                                               3,755,227               4,242,809
Less current maturities                                                                          193,389                 250,243
                                                                                              ----------              ----------
                                                                                              $3,561,838              $3,992,566
                                                                                              ==========              ==========

The convertible subordinated debentures were held by the Gerald J. Murphy charitable trust, Kirksville College of Osteopathic Medicine, trustee. Dr. Murphy is a member of the board of directors of Trans-Industries, Inc. These subordinated debentures were convertible into common shares at any time at a conversion price of $2 per share (or as adjusted, as defined in the debenture agreement). The debentures were paid in full during 1997.

                     TRANS-INDUSTRIES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1997, 1996 AND 1995



NOTE E - LINE OF CREDIT AND LONG-TERM DEBT (CONTINUED)

The aggregate maturities of long-term debt by year are as follows:

                           1998                         $  193,389
                           1999                          3,314,357
                           2000                             57,926
                           2001                             92,525
                           2002                             97,030
                                                        ----------
                                                        $3,755,227
                                                        ==========

The term loan and line of credit agreements, as amended, require the Company to maintain certain financial ratios. The agreements also restrict the payment of dividends, repurchase of common stock, and acquisition of fixed assets.

NOTE F - LEASES

The Company leases facilities and equipment under operating leases with unexpired terms ranging from one to five years. Rent expense for all operating leases approximated $321,000, $309,000, and $331,000 for 1997, 1996 and 1995,
respectively. Future minimum rentals required under noncancelable lease agreements are not material.

NOTE G - INCOME TAXES

The components of earnings before income taxes were as follows:

                                                1997              1996              1995
                                              ---------        ---------          --------
Domestic                                     $4,405,544       $2,657,803        $1,094,188
Foreign                                        (195,984)         (84,045)            6,545
                                             ----------       ----------        ----------
                                             $4,209,560       $2,573,758        $1,100,733
                                             ==========       ==========        ==========

Income taxes have been charged to operations as follows:


                                                1997              1996              1995
                                              ---------        ---------          --------
Current                                      $1,498,000       $1,005,000         $ 423,000
Deferred                                            -           (154,000)         (146,000)
                                             ----------       ----------         ---------
              Total income tax expense       $1,498,000       $  851,000         $ 277,000
                                             ==========       ==========         =========

                     TRANS-INDUSTRIES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1997, 1996 AND 1995



NOTE G - INCOME TAXES (CONTINUED)

A reconciliation of actual income tax expense to the expected amounts computed by applying the effective U.S. federal income tax rate of 34 percent to earnings or losses before income taxes is as follows:


                                                                1997              1996              1995
                                                              ---------         --------          --------
Expected income tax  expense                                 $1,431,000         $875,000          $374,000
Goodwill amortization not deductible
  for income tax purposes                                        15,000           15,000            15,000
Loss (income) of foreign subsidiaries
  without tax effect                                             67,000           29,000            (2,000)
Foreign subsidiaries' tax benefit                                     -                -           (80,000)
Other items, net                                                (15,000)         (68,000)          (30,000)
                                                             ----------         --------          --------
              Actual income tax expense                      $1,498,000         $851,000          $277,000
                                                             ==========         ========          ========

The tax effects of temporary differences that give rise to significant deferred tax assets and liabilities at December 31, 1997 and 1996 are as follows:

                                                                              DEFERRED          DEFERRED
                                                                                TAX               TAX
        YEAR ENDED DECEMBER 31, 1997                                           ASSETS          LIABILITIES
-------------------------------------                                         ---------        -----------

Plant and equipment, principally depreciation                                $         -          $303,000
Inventory valuation allowance                                                    227,000                 -
Accrued expenses, deductible when paid                                           316,000                 -
Foreign tax loss carryforwards                                                   619,000                 -
Other items                                                                        7,000                 -
                                                                             -----------          --------
                                                                               1,169,000           303,000
Less valuation allowance on deferred tax assets                                 (619,000)                -
                                                                             -----------          --------
                                                                             $   550,000          $303,000
                                                                             ===========          ========

                                                                              DEFERRED          DEFERRED
                                                                                TAX               TAX
        YEAR ENDED DECEMBER 31, 1996                                           ASSETS          LIABILITIES
-------------------------------------                                         ---------        -----------

Plant and equipment, principally depreciation                                $         -          $145,000
Inventory valuation allowance                                                    196,000                 -
Accrued expenses, deductible when paid                                           274,000                 -
Foreign tax loss carryforwards                                                   554,000                 -
Other items                                                                        9,000            87,000
                                                                             -----------          --------
                                                                               1,033,000           232,000
Less valuation allowance on deferred tax assets                                 (554,000)                -
                                                                             -----------          --------
                                                                             $   479,000          $232,000
                                                                             ===========          ========

                     TRANS-INDUSTRIES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1997, 1996 AND 1995


NOTE G - INCOME TAXES (CONTINUED)

The Company has a foreign tax net operating loss carryforward of approximately $1,680,000 at December 31, 1997. A valuation allowance of $554,000 has been recognized to reduce the deferred tax assets principally due to the uncertainty of realizing the benefit of the tax loss carryforward. The valuation allowance increased by $65,000 and $19,000 in 1997 and 1996, respectively.

NOTE H - EMPLOYEE BENEFIT PLANS

The Company has a Voluntary Employee Benefit Trust (Plan) designed to provide for the payment or reimbursement of all or a portion of certain medical and dental expenses to eligible participants. Eligible participants include active full-time employees of the Company and their dependents. Eligible terminated and retired employees may continue to participate in the Plan, on a contributory basis, for up to 18 months subsequent to the date of termination or retirement. The provision for Company contributions to the Plan approximated $380,000, $321,000 and $402,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

The Company has a deferred compensation plan for all employees who are not part of a bargaining unit. Company contributions are voluntary and are established as a percentage of each participant's base salary. Company contributions to the Plan were $260,000, $229,000 and $225,000 for 1997, 1996 and 1995, respectively.

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

The Financial Accounting Standards Board issued Statement No. 123, "Accounting for Stock Based Compensation" ("SFAS No. 123") for transactions entered into during 1996 and thereafter. The Statement established a fair value method of accounting for employee stock options and similar equity instruments such as warrants, and encourages all companies to adopt that method of accounting for all of their employee stock compensation plans. However, the Statement allows companies to continue measuring compensation cost for such plans using accounting guidance in place prior to SFAS No. 123. Companies that elect to remain with the former method of accounting must make pro-forma disclosures of net income and earnings per share as if the fair value method provided for in SFAS No. 123 had been adopted.

                     TRANS-INDUSTRIES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1997, 1996 AND 1995


NOTE H - EMPLOYEE BENEFIT PLANS (CONTINUED)

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

               Net earnings
                  As reported                      $   1,722,758
                  Pro forma                        $   1,645,428

               Basic earnings per share
                  As reported                      $         .56
                  Pro forma                        $         .54

               Diluted earnings per share
                  As reported                      $         .54
                  Pro forma                        $         .51

The fair value of each option is estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted-average assumptions:

                    Dividend yield                       0%
                    Expected volatility              67.39%
                    Risk-free interest rate           6.84%
                    Expected lives                   10 years

A summary of the status of the Company's stock option plan as of December 31, 1996 and 1997 and changes during the years then ended is as follows:

                                                   1996                               1997
                                      ---------------------------------   --------------------------------
                                                              WEIGHTED                          WEIGHTED
                                                               AVERAGE                           AVERAGE
                                       STOCK                  EXERCISE     STOCK                EXERCISE
                                      OPTIONS      SAR'S        PRICE     OPTIONS     SAR'S       PRICE
                                      -------     --------     --------    -------    -------     --------
Outstanding at beginning of year           -           -     $      -      136,000     81,600     $6.875
Granted                              136,000      81,600        6.875            -          -          -
Exercised                                  -           -            -        1,200          -      6.875
Forfeited                                  -           -            -        4,800      3,600      6.875
                                     -------      ------       ------      -------     ------     ------
Outstanding at end of year           136,000      81,600       $6.875      130,000     78,000     $6.875
                                     =======      ======       ======      =======     ======     ======

The fair value of the options and SAR's granted during 1996 was $5.50.

                     TRANS-INDUSTRIES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1997, 1996 AND 1995


NOTE H - EMPLOYEE BENEFIT PLANS (CONTINUED)

The options are for a ten year duration with twenty percent vesting in each of the first five years. The SAR's are for a four year duration with one-third vesting in each of the first three years. Holders of SAR's will not, upon exercise, be issued shares of stock, but will receive in cash or other property in the sole discretion of the option committee, the difference between the base price and the market price of the Company's stock on the date of exercise. Since the SAR's were issued in tandem with stock options, upon exercise of an SAR the holder must surrender an equivalent number of stock options.

All of the above options and SAR's were issued during 1996. 26,000 shares underlying the options and the SAR's were exercisable at December 31, 1997.

NOTE I - CONCENTRATION OF CREDIT RISK AND GEOGRAPHIC SEGMENT INFORMATION

The Company has two major customers which account for 10 percent or more of consolidated net sales in 1997. Sales to these customers amounted to $8,538,000. The Company had one major customer in 1996. Sales to this customer amounted to $4,200,000. The Company had two major customers in 1995. Sales to these customers amounted to $4,100,000. Additionally, sales to foreign customers (primarily in the United Kingdom and Canada) amounted to 23 percent of consolidated net sales in 1997, 1996 and 1995. Total accounts receivable from foreign customers approximated $1,525,000 and $1,600,000 at December 31, 1997 and 1996, respectively.

Financial information summarized by geographic area is as follows:

                                              UNITED          UNITED
                                              STATES          KINGDOM            ELIMINATIONS      CONSOLIDATION
                                            ----------       ---------           ------------      --------------
December 31, 1997
  Sales and revenue
    To Unaffiliated customers              $31,507,312          $ 3,875,149       $          -           $35,382,461
  Transfers between
    geographic areas                                 -               90,685            (90,685)                    -
                                           -----------          -----------       ------------           -----------
         Total sales revenue               $31,507,312          $ 3,965,834       $    (90,685)          $35,382,461

Operating income (loss)
 before income taxes                       $ 4,405,544          $  (195,984)      $          -           $ 4,209,560
Identifiable assets                        $33,070,724          $ 3,183,296       $(14,635,092)          $21,618,928

December 31, 1996
  Sales and revenue
    To Unaffiliated customers              $26,962,006          $ 2,957,598       $          -           $29,919,604
  Transfers between
    geographic areas                                 -              168,960           (168,960)                    -
                                           -----------          -----------       ------------           -----------
              Total sales revenue          $26,962,006          $ 3,126,558       $   (168,960)          $29,919,604

                     TRANS-INDUSTRIES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1997, 1996 AND 1995



NOTE I - CONCENTRATION OF CREDIT RISK AND GEOGRAPHIC SEGMENT INFORMATION (CONTINUED)

Operating income (loss)
 before income taxes                   $ 2,657,803          $   (84,045)          $          -           $ 2,573,758
Identifiable assets                    $27,228,621          $ 2,369,661           $(11,083,115)          $18,515,167

December 31, 1995
  Sales and revenue
    To Unaffiliated customers          $22,077,083          $2,857,018            $          -           $24,934,101
  Transfers between
    geographic areas                             -              389,866               (389,866)                    -
                                       -----------          -----------           ------------           -----------
          Total sales revenue          $22,077,083          $ 3,246,884           $   (389,866)          $24,934,101

Operating income before
 income taxes                          $ 1,094,188          $     6,545           $          -           $ 1,100,733
Identifiable assets                    $24,885,482          $ 2,361,834           $ (9,099,277)          $18,148,039

NOTE J - CONTINGENCIES

The Company is the plaintiff in a patent infringement lawsuit filed in the Federal District Court for the Eastern District of Michigan, the Southern Division. During November of 1993, an advisory jury recommended a decision in favor of the Company. In April of 1994, the judge concurred with the advisory jury and ordered that the defendant be enjoined from any further manufacture, use, or sale of the accused patented device. It was also ordered that the defendant pay approximately $3,000,000 in damages. During 1994, the defendant appealed the case. In 1995, the Court of Appeals reaffirmed the Company's patent as valid and infringed but remanded the case back to the Federal District Court to make further findings of fact and to reevaluate the amount of the award. In January of 1998, the Federal District Court again ordered that the defendant pay approximately $3,000,000 in damages with interest to be determined by the court. A final outcome is expected to be reached in 1998. Because this decision can be further appealed by the Defendant, the ultimate award to the Company will be recorded in the financial statements when realized. Additionally, any award received by the Company will be net of certain contingent fees related to the lawsuit.

                            SUPPLEMENTAL INFORMATION

                     TRANS-INDUSTRIES, INC. AND SUBSIDIARIES

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                        DECEMBER 31, 1997, 1996, AND 1995



                                           ALLOWANCE FOR                                    ALLOWANCE FOR
                                             DOUBTFUL                                         DOUBTFUL          VALUATION
                                             ACCOUNTS           BAD        WRITE-OFF OF       ACCOUNTS          ALLOWANCE
                                             BEGINNING         DEBT        UNCOLLECTIBLE       END OF          ON DEFERRED
                                             OF PERIOD        EXPENSE        ACCOUNTS          PERIOD          TAX ASSETS
                                             -----------      ---------      -----------       -----------      -----------

Year ended December 31, 1995                 $129,000        $  45,000       $  37,000         $137,000          $535,000

Year ended December 31, 1996                 $137,000         $439,000        $467,000         $109,000          $554,000

Year ended December 31, 1997                 $109,000         $214,000        $110,000         $213,000          $619,000

Item 9.    Changes in and Disagreements on Accounting and Financial Disclosure.

           Not applicable.

                                    PART III


Item 10.   Directors and Executive Officers of the Registrant.

    Name of Director (a)
    or Officer (b)              Age       Office Held and/or Principal Occupation       Term Expires
    --------------------        ---       ---------------------------------------       ------------
    Dale S. Coenen  (a)          69       Chairman of the Board and President           May 1998
      and  (b)                            since 1972.

    Duncan Miller  (a)           73       Director since 1967, Investment               May 1998
                                          Counselor.

    Gerald J. Murphy  (a)        80       Director since 1971, private investor.        Retired 2/98

    Matthew M. Wirgau  (a)       46       Director since 1992, President -              May 1998
                                          The Lobb Company

    Robert J. Ruben  (b)         74       Secretary since 1967.                         May 1998

    Kai R. Kosanke  (b)          47       Vice-President since January 1987             May 1998
                                          Controller - 1983 thru 1987
                                          Accounting Manager - 1981 thru 1983.

    Paul Clemo      (b)          37       Assistant Secretary since May 1991            May 1998
                                          Assistant Treasurer since May 1991.


              The Company's directors and executive committee's fees for 1997 were as follows: Dale S. Coenen $25,000.00; Duncan Miller, $25,000.00; Gerald J. Murphy, $25,000.00; and Matthew M. Wirgau, $25,000.00.

              Mr. Miller is a director of W. R. Berkley Corp.

Item 11.   Executive Compensation.

Item 12.   Security Ownership of Certain Beneficial Owners and Management.

Item 13.   Certain Relationships and Related Transactions
              The information called for by Part III (Items 11, 12, and 13, and additional information regarding Item 10), is incorporated by reference from the Registrant's definitive proxy statement in connection with its Annual Meeting of Shareholders to be held on May 13, 1998, which Proxy Statement will be filed pursuant to Regulation 14A.

                                     PART IV

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K

     (a) 1, 2. Consolidated Financial Statements for Trans-Industries, Inc. and Subsidiaries for years ended December 31, 1997, 1996, and 1995 are filed under Part II, Item 8.

            3. Exhibits:
            Exhibit 3 (a) Restated Certificate of Incorporation incorporated herein by reference to Form 8 filed May 17, 1982. Exhibit 3 (b) Bylaws incorporated herein by reference to Registration Statement No. 2-30317. Exhibit 13 (b) Form 10-Q for quarter ended September 30, 1997, filed with the Securities and Exchange Commission on November 10, 1997 incorporated herein by reference. Exhibit 21 List of Subsidiaries (see page 35).

     (b) No reports on Form 8-K for the three months ended December 31, 1997 were required to be filed.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                       TRANS-INDUSTRIES, INC.






         Date:         3/25/98                    /s/ Dale S. Coenen
              ------------------------------      --------------------------
                                                  Dale S. Coenen
                                                  Chairman of the Board of
                                                  Directors and Chief Executive
                                                  Office


              Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, which include the President, the Chief Financial Officer, the Assistant Treasurer, and a majority of the Board of Directors on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ Dale S. Coene                                President      3/25/98
--------------------------                                  ----------------
(Dale S. Coenen)
/s/ Kai Kosanke
--------------------------                  Vice-President      3/25/98
(Kai Kosanke)                  and Chief Financial Officer  -----------------


/s/ Paul Clemo                         Assistant Treasurer      3/25/98
--------------------------                                  -----------------
(Paul Clemo)

/s/ Matthew M. Wirgau                             Director      3/25/98
--------------------------                                  -----------------
(Matthew M. Wirgau)

                                 Exhibit Index

Exhibit No.                Description
-----------                -----------
     21                     List of Subsidiaries
     27                     Financial Data Schedule