Form 10-Q
period 1998-03-31
TRANS INDUSTRIES INC
filed 1998-05-14
CIK 99102

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

 For Quarter Ended March 31, 1998               Commission File Number 0-4539

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

                  2637 S. Adams Road, Rochester Hills, MI 48309
                  ---------------------------------------------
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

The number of shares outstanding of registrant's Common stock, par value $.10 per share, at March 31, 1998 was 3,074,400.

                 TRANS-INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

                FORM 10-Q - FOR THE QUARTER ENDED MARCH 31, 1998

                                    INDEX

PART I.   Financial Information

Item 1.           FINANCIAL STATEMENTS

                  A.       Consolidated Statements of Earnings ---
                              Three months ended March 31, 1998 and 1997.

                  B.       Consolidated Balance Sheets ---
                              March 31, 1998 and December 31, 1997.

                  C.       Consolidated Statements of Cash Flows ---
                              Three months ended March 31, 1998 and 1997.

                  D.       Notes to Consolidated Financial Statements.


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


PART II.  Other Information

Item 1.           LEGAL PROCEEDINGS

Item 5.           OTHER INFORMATION

Item 6.           EXHIBITS AND REPORTS ON FORM 8-K

                  SIGNATURES

A.                   TRANS-INDUSTRIES, INC. AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF EARNINGS (Unaudited)




                                                                         For 3 Months Ended:
                                                                         ------------------
                                                                      3/31/98            3/31/97
                                                                      -------            -------
1.   Gross sales less discounts, returns and allowances               $9,202,796         $7,989,776

2.   Cost of goods sold                                                5,989,735          5,038,495
                                                                       ---------         ----------
3.   Gross Profit                                                      3,213,061          2,951,281

4.   Selling, general and administrative exp.                          2,083,175          1,986,580
                                                                       ---------         ----------

5.   Operating income/(loss)                                           1,129,886            964,701

6.   Other (income)/ expense
         Interest expense                                                141,219            175,723
         Other income                                                    (22,390)          (169,090)
                                                                       ---------         ----------
         Total other (income)/expense                                    118,829              6,633
                                                                       ---------         ----------

7.   Earnings/(loss) before income taxes                               1,011,057            958,068

8.   Income tax expense/(benefit)                                        278,000            337,000
                                                                       ---------         ----------

9.   Net profit/(loss)                                                 $ 733,057           $621,068
                                                                       =========         ==========
10.  Earnings per share:
         Basic                                                         $     .24         $      .20
                                                                       =========         ==========
         Diluted                                                       $     .23          $     .20
                                                                       =========         ==========

11.  Dividends per share                                                 __                  __
                                                                       =========         ==========

See Notes to Financial Statements

                     TRANS-INDUSTRIES, INC. AND SUBSIDIARIES
B.
                           CONSOLIDATED BALANCE SHEETS

     ASSETS
Current Assets                              3/31/98           12/31/97
                                          (Unaudited)         (Audited)
                                          ----------          --------
     Cash                                  $  168,668       $   132,297
     Accounts receivable                    8,218,941         8,433,468
     Inventories (Note 2)                   7,175,208         6,824,438
     Prepaid expenses                         676,295           247,123
     Deferred income taxes                    444,000           444,000
                                          -----------        ----------

     Total current assets                  16,683,112        16,081,326

Property, Plant & Equipment, at Cost


     Land                                     314,503           314,503
     Land Improvements                        126,660           126,660
     Buildings                              4,992,828         4,992,360
     Machinery & equipment                  8,091,618         7,848,472
                                          -----------        ----------
                                           13,525,609        13,281,995
     Less: accumulated
           depreciation                    (8,474,960)       (8,269,084)
                                          -----------        ----------
     Net plant and equipment                5,050,649         5,012,911
                                          -----------        ----------
Other Assets


     Investments in affiliates                 10,000            10,000

     Patents, licenses & trademarks,
     net of accumulated amortization          234,345           231,937

     Excess of cost of investment in
     stock of subsidiary over equity in
     underlying net assets of acquisition     167,140           178,283

     Sundry                                   104,471           104,471
                                          -----------        ----------

Total assets                              $22,249,717       $21,618,928
                                          ===========       ===========

See Notes to Financial Statements.



        LIABILITIES AND STOCKHOLDERS EQUITY


       Current Liabilities                           3/31/98          12/31/97
                                                 (Unaudited)         (Audited)
                                                 ----------         -----------
        Notes Payable (Note 5)                  $  3,028,764        $ 3,503,262
        Current installments
            - Long term debt (Note 5)                191,136            193,389
        Accounts payable - trade                   3,052,421          2,419,154
        Accrued liabilities                        1,324,589          1,703,684
        Income taxes                                 256,000             88,000
                                                ------------          ---------
        Total current liabilities                  7,852,910          7,907,489

        Deferred income taxes - Non-current          197,000            197,000

      Long term debt

        Current portion shown above (Note 5)       3,499,469          3,561,838
        Other non-current liabilities                315,652            312,355

      Stockholders'  Equity

      Preferred stock of $1.00 par value
        per share - authorized 500,000
        shared; none issued                               --                 --

        Common stock of $.10 par value per
        share - authorized 10,000,000 shares;
        3,074,400 shares issued and 3,074,400
        outstanding at 3/31/98                       307,440            307,320


        Additional paid-in  capital                4,070,246          4,062,116
        Retained earnings                          6,006,304          5,273,244
      Foreign currency translation                       696             (2,434)
                                                ------------       ------------
                                                  10,384,686          9,640,246
                                                ------------       ------------
    Total liabilities and stockholders' equity  $ 22,249,717       $ 21,618,928
                                                ============       ============

See Notes to Financial Statements.

                             TRANS-INDUSTRIES, INC.
                      Consolidated Statements of Cash Flows
C.              For the Three Months Ended March 31, 1998 and 1997



                                                                           Three Months Ended March 31
                                                                        --------------------------------
                                                                            1998                  1997
                                                                            ----                  ----
                                                                       ( Unaudited)          ( Unaudited)
                                                                       -----------           -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                                $        733,060        $     621,068
Adjustments to reconcile net income (loss)
to net cash provided by operations:
     Depreciation/Amortization                                            215,407              199,573
     Decrease (increase) in accts. receiv.                                214,527        (     670,632)
     Decrease (increase) in inventory                            (        350,770)       (     316,735)
     Decrease (increase) in prepaid exp.                         (        429,172)       (      43,237)
     Increase (decrease) in accts. payable                                633,267        (     265,330)
     Increase (decrease) in accr. liab.                          (        379,095)       (      70,327)
     Increase (decrease) in income taxes                                  168,000              137,000
     (Gain) loss on sale of fixed assets                                       -0-       (     148,689)
                                                                 ----------------        -------------
Net Cash Provided (Used) by Operations                                    805,224        (     557,309)

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchase of fixed assets                                    (        244,410)       (     164,304)
     Proceeds from sale of property and equipment                              -0-             205,000
                                                                 ----------------        -------------

Net Cash Provided (Used) by Investing                            (        244,410)              40,696

CASH FLOWS FROM FINANCING ACTIVITIES
     Net increase (repayment) of long-term
     borrowings                                                  (         61,325)       (     146,323)
     Net proceeds (payment) of credit line                       (        474,498)             511,817
     Common stock issued through ESOP                                       8,250                   -0-
                                                                 ----------------        -------------
Net Cash Provided (Used) by Financing                            (        527,573)             365,494

Foreign currency translation                                                3,130        (      37,911)
                                                                 ----------------        -------------

Net Increase in Cash                                                       36,371        (     189,030)
Cash at beginning of year                                                 132,297              358,764
                                                                 ----------------        -------------
Cash at end of quarter                                           $        168,668        $     169,734
                                                                 ================        =============
Supplemental Disclosures:
     Interest paid                                               $        140,087        $     165,312
     Income taxes (refunded) paid, net                           $        110,000        $     200,000



See Notes to Financial Statements

D.                  TRANS-INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.   Basis of Presentation

     The financial information presented as of any date other than December 31 has been prepared from the Company's books and records without audit. Financial information as of December 31 has been derived from the audited financial statements of the Company. In the opinion of management, all adjustments consisting of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods indicated, have been included. For further information regarding the Company's accounting policies, refer to the consolidated financial statements and related notes included in the Company's annual report on form 10-K for the year ended December 31, 1997.


2.   Inventories

     The major components of inventories are:

                                                    3/31/98              12/31/97
                                                    -------              --------
                  Raw Materials                     $3,385,694          $3,471,708
                  Work in Process                    1,216,319           1,178,684
                  Finished Goods                     2,573,195           2,174,046
                                                    ----------          ----------
                                                    $7,175,208          $6,824,438
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

     On January 1, 1998, the Corporation adopted Financial Accounting Standards Board (the "FASB") issued Statement No. 130, "Reporting of Comprehensive Income" ("SFAS130"), which establishes standards for reporting and display of comprehensive income and its

    D.               TRANS-INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



     components (revenues, expenses, gains and losses) in a full set of financial statements. This statement also requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Consolidated statements of comprehensive income for each of the three month periods ended March 31, 1998 and 1997 have been omitted, as comprehensive income for each of the periods does not materially differ from reported earnings.

5.   Long-Term Debt

     Long-term debt at March 31, 1998 consisted of the following:

     Trans-Industries, Inc., $3,840,000 term note, payable in                                   $3,421,378
     monthly installments of $39,333 which includes interest
     at 1/4% over the  bank's prime lending rate, and a
     balloon payment of $3,137,124 in October 1999.  The
     note is secured by substantially all the assets of
     Trans-Industries, Inc. and subsidiaries.

     Transmatic Europe Ltd., mortgage note, payable in monthly                                     155,675
     installments of $3,476 plus interest at 9.99%.   The
     mortgage is secured by certain property and is due
     August 9, 2003.

     Term note, payable in monthly installments of $896                                            113,552
     including interest at a rate of 6%.  The note is due January 21, 2002.

                                                                                                 ---------
                                                                                                 3,690,605
     Less current installments                                                                   ( 191,136)
                                                                                                 ---------
     Long-term debt                                                                             $3,499,469
                                                                                                ==========




                     TRANS-INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.    Long-Term Debt (continued)

     The Trans-Industries, Inc. term loan agreement contains restrictive provisions relating principally to the maintenance of working capital, net worth, ratio of debt to net worth, payment of dividends, and acquisition of fixed assets. At March 31, 1998 the Company was in compliance with all provisions.

     The Company also has a secured $6,500,000 line of credit of which $3,028,764 was utilized at March 31, 1998. Interest is charged at the bank's prime lending rate. This line of credit expires on July 1, 1999. The line is secured by substantially all of the assets of Trans-Industries, Inc. and its domestic subsidiaries.


6.   Earnings Per Share

     The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share computations.



                                                      EARNINGS               SHARES          PER SHARE
                                                     (NUMERATOR)          (DENOMINATOR)       AMOUNT
                                                     ----------           -------------     ---------
     Qtr. ended March 31, 1998
         Basic earnings per share:
              Earnings available to common
                  stockholders                          $733,057             3,072,900         .24
              Effect of dilutive securities
                  Stock options                          --                     58,427        (.01)
         Diluted earnings per share:                    --------             ---------      ------
              Earnings available to stockholders
              plus assumed conversions                  $733,057             3,131,327         .23
                                                        ========             =========      ======



                                                      EARNINGS               SHARES          PER SHARE
                                                     (NUMERATOR)          (DENOMINATOR)       AMOUNT
                                                     ----------           -------------     ---------
     Qtr. ended March 31, 1997
         Basic earnings per share:
              Earnings available to common
                  stockholders                          $621,068             3,073,250         .20
              Effect of dilutive securities
                  Convertible debt                         3,535               107,124         .00
         Diluted earnings per share:                    --------             ---------      ------
              Earnings available to stockholders
              plus assumed conversions                  $624,603             3,180,374         .20
                                                        ========             =========      ======


                     TRANS-INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


7.   Stock Changes

     In February of 1998, the Company received a request from an employee to exercise his stock option for 1200 shares of common stock at a price of $6.875 per share. Accordingly, the Company issued a certificate for 1200 shares.

                     TRANS-INDUSTRIES, INC. AND SUBSIDIARIES

Item 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS
                    For Three Months Ended March 31, 1998


Sales and Earnings

     Sales for the quarter ended March 31, 1998 were $9,202,796 compared to $7,989,776 for the same period a year ago. This increase of $1,213,020 is primarily attributable to an increase in sales of the Company's lighting products utilized on mass transit vehicles.

     During the first quarter of 1998, the Company realized a net profit of $733,057 on sales of $9,202,796. For the same period of the prior year, the Company reported net profit of $621,068 on sales of $7,989,776. This increase in net profit of $111,989 can, in part, be attributed to the increased sales volume achieved. The Company was also able to utilize a portion of the foreign tax credits generated from prior year losses. This foreign credit permitted the Company to reduce its overall income tax rate to 27.5 percent for the quarter. Net profit per share for the first quarter was $.24 and $.20 for 1998 and 1997, respectively. Net profit per share was computed on the adjusted weighted average number of shares outstanding during the quarter for 1998 and 1997, which were 3,072,900 and 3,073,250, respectively.

Inventories

     Inventory valuation is based upon the lower of cost or market. At March 31, 1998, consolidated inventories were $7,175,208 compared to $6,479,327 a year ago. This increase of $695,881 is to accommodate the growth in sales volume.

Interest

     Interest expense amounted to approximately $141,000 and $176,000 for the first quarter of 1998 and 1997, respectively. This decrease of $35,000 was the result of average debt levels being less during the first quarter of 1998 compared to 1997.

Financial Condition

     Current financial resources coupled with anticipated funds from operations are expected to meet funding requirements for the remainder of the year, based upon present needs.

     As noted in Item 1, "Legal Proceedings", the Company was paid $3,023,773.00 on May 1, 1998. This amount represents damages awarded by the Court in a patent infringement case. After paying related fees, the Company expects to net approximately $2.4 million before paying related income taxes.

                           PART II - OTHER INFORMATION



Item 1.                         LEGAL PROCEEDING

     The Company is the plaintiff in a patent infringement lawsuit. During November of 1993, an advisory jury recommended a decision in favor of the Company. In April of 1994, the judge concurred with the advisory jury and ordered that the defendant be enjoined from any further manufacture, use, or sale of the accused patented device. It was also ordered that the defendant pay approximately $3 million in damages. During 1994, the defendant appealed the case based on the lower courts interpretation of the law. On May 2, 1995, the Company was notified that the U.S. Circuit Court of Appeals changed the District Courts ruling that the defendant literally infringed the patent instead of infringement by equivalents. Further the Court of Appeals remanded the case back to the Federal District Court for further determination of damages. On April 9, 1998, the District Court awarded the Company $3,023,773.00 in damages and $1,119,588.00 in interest. On May 1, 1998, the defendant paid the damages awarded to the Company and indicated they intended to appeal the interest award. At the time of this writing, the defendant has not filed an appeal with the court. A final outcome is expected in 9 - 12 months.


Item 5.                        OTHER INFORMATION

     On August 6, 1997 the Company repurchased all remaining convertible subordinated debentures outstanding. This purchase eliminates the possibility of any dilution of common stock which would have resulted from the conversion of these debentures.


Item 6.              EXHIBITS AND REPORTS ON FORM 8-K

     (b) Form 8K dated May 4, 1998; receipt of damage award and Declaration of Special Dividend.

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of l934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                TRANS-INDUSTRIES, INC.




Date:   May 12, 1998                             /s/     Kai Kosanke
        ------------                             --------------------------
                                                 Kai Kosanke, Treasurer
                                                 and Chief Financial Officer



Date:   May 12, 1998                             /s/     Paul Clemo
        ------------                             -------------------
                                                 Paul Clemo
                                                 Assistant Treasurer

                                EXHIBIT INDEX


Exhibit No.                     Description

   27                           Financial Data Schedule