Form 10-Q
period 1998-06-30
TRANS INDUSTRIES INC
filed 1998-08-12
CIK 99102

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

   For Quarter Ended June 30, 1998             Commission File Number 0-4539

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
The number of shares outstanding of registrant's Common stock, par value $.10 per share, at June 30, 1998 was 3,074,400.

                 TRANS-INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

                 FORM 10-Q - FOR THE QUARTER ENDED JUNE 30, 1998

                                      INDEX
                                      -----


PART I.   Financial Information
-------------------------------


Item 1.           FINANCIAL STATEMENTS

                  A.          Consolidated Statements of Earnings---
                                Three months ended June 30, 1998 and 1997.
                                Six months ended June 30, 1998 and 1997.

                  B.          Consolidated Balance Sheets---
                                June 30, 1998 and December 31, 1997.

                  C.          Consolidated Statements of Cash Flows---
                                Six months ended June 30, 1998 and 1997.

                  D.          Notes to Consolidated Financial Statements.


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


PART II.  Other Information
---------------------------

Item 1.           LEGAL PROCEEDINGS

Item 5.           OTHER INFORMATION

Item 6.           EXHIBITS AND REPORTS ON FORM 8-K

                  SIGNATURES

                     TRANS-INDUSTRIES, INC. AND SUBSIDIARIES
A.
                CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)


                                                                 For 3 Months Ended:                     For 6 Months Ended:
                                                                 -------------------                     -------------------
                                                             6/30/98            6/30/97               6/30/98          6/30/97
                                                             -------            -------               -------         --------
1.   Gross sales less discounts, returns and allowances      $9,215,103         $9,289,721          $18,417,899       $17,279,497

2.   Cost of goods sold                                       6,108,611          6,020,470           12,098,346        11,058,965
                                                           ------------       ------------        -------------      ------------
3.   Gross Profit                                             3,106,492          3,269,251            6,319,553         6,220,532

4.   Selling, general and administrative exp.                 2,282,177          2,127,140            4,365,352         4,113,720
                                                           ------------       ------------        -------------      ------------

5.   Operating income/(loss)                                    824,315          1,142,111            1,954,201         2,106,812

6.   Other (income)/ expense
        Interest expense                                        134,292            157,451              275,511           333,174
        Other Income - Net Lawsuit Proceeds                  (1,596,811)                 0           (1,596,811)                0
        Other income                                            (14,067)           (13,962)             (36,457)         (183,052)
                                                           ------------       ------------        -------------      ------------
         Total other (income)/expense                        (1,476,586)           143,489           (1,357,757)          150,122
                                                           ------------       ------------        -------------      ------------
7.   Earnings/(loss) before income taxes                      2,300,901            998,622            3,311,958         1,956,690

8.   Income tax expense/(benefit)                               211,000            335,000              489,000           672,000
                                                           ------------       ------------        -------------      ------------
9.   Net profit/(loss)                                     $  2,089,901       $    663,622        $   2,822,958      $  1,284,690
                                                           ============       ============        =============      ============
10.  Earnings per share:
        Basic                                              $        .68       $        .22        $         .92      $        .42
        Diluted                                            $        .66       $        .22        $         .90      $        .42
                                                           ============       ============        =============      ============
11.  Dividends per share                                   $        .10                 --        $         .10                --
                                                           ============       ============        =============      ============


See Notes to Financial Statements

                     TRANS-INDUSTRIES, INC. AND SUBSIDIARIES
B.
                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------

     ASSETS
     ------

Current Assets
--------------                                      6/30/98            12/31/97
                                                  (Unaudited)         (Audited)
                                                 ------------      ------------
Cash                                             $    108,757      $    132,297
Accounts receivable                                 8,483,999         8,433,468
Inventories (Note 2)                                7,722,472         6,824,438
Prepaid expenses                                      628,712           247,123
Deferred income taxes                                 444,000           444,000
                                                 ------------      ------------

Total current assets                               17,387,940        16,081,326

Property, Plant & Equipment, at Cost

Land                                                  314,503           314,503
Land Improvements                                     126,660           126,660
Buildings                                           5,350,242         4,992,360
Machinery & equipment                               7,933,791         7,848,472
                                                 ------------      ------------
                                                   13,725,196        13,281,995
Less: accumulated
      depreciation                                 (8,676,389)       (8,269,084)
                                                 ------------      ------------
Net plant and equipment                             5,048,807         5,012,911
                                                 ------------      ------------
Other Assets
------------

Investments in affiliates                              10,000            10,000

Patents, licenses & trademarks,
net of accumulated amortization                       222,710           231,937

Excess of cost of investment in
stock of subsidiary over equity in
underlying net assets of acquisition                  155,997           178,283

Sundry                                                104,471           104,471
                                                 ------------      ------------


Total assets                                     $ 22,929,925      $  21,618,928
                                                 ============      =============

See Notes to Financial Statements.



   LIABILITIES AND STOCKHOLDERS EQUITY
   -----------------------------------

   Current Liabilities                               6/30/98           12/31/97
                                                   (Unaudited)        (Audited)
                                                 ------------      ------------
Notes Payable (Note 5)                           $   2,175,206     $  3,503,262
  Current installments
     - Long term debt (Note 5)                         175,569          193,389
  Accounts payable - trade                           2,475,134        2,419,154
  Accrued liabilities                                1,451,055        1,703,684
  Income taxes                                         639,000           88,000
                                                 -------------     ------------

  Total current liabilities                          6,915,964        7,907,489

  Deferred income taxes - Non-current                  197,000          197,000

Long term debt
--------------

Current portion shown above (Note 5)                 3,316,569        3,561,838

Other non-current liabilities                          318,952          312,355

Stockholders' Equity
--------------------

Preferred stock of $1.00 par value
  per share - authorized 500,000
  shared; none issued                                       --               --

  Common stock of $.10 par value per
  share - authorized 10,000,000 shares;
  3,074,400 shares issued and 3,074,400
  outstanding at 6/30/98                               307,440          307,320

  Less Dividends Paid                                 (307,440)            --
  Additional paid-in capital                         4,070,246        4,062,116
  Retained earnings                                  8,096,205        5,273,244
  Foreign currency translation                          14,989           (2,434)
                                                 -------------     ------------
                                                    12,181,440        9,640,246
                                                 -------------     ------------

Total liabilities and stockholders' equity       $  22,929,925     $ 21,618,928
                                                 =============     ============

                             TRANS-INDUSTRIES, INC.
                      Consolidated Statements of Cash Flows
   C.            For the Six Months Ended June 30, 1998 and 1997
                 -----------------------------------------------


                                                              Six Months Ended June 30
                                                            1998                  1997
                                                         (Unaudited)           (Unaudited)
                                                         -----------           -----------
 CASH FLOWS FROM OPERATING ACTIVITIES
 ------------------------------------
 Net income (loss)                                     $   2,822,961          $   1,284,690
 Adjustments to reconcile net income (loss)
 to net cash provided by operations:
      Depreciation/Amortization                              438,818                389,361
      Decrease (increase) in accts. receiv.                (  50,531)             (  65,565)
      Decrease (increase) in inventory                     ( 898,034)             ( 187,596)
      Decrease (increase) in prepaid exp.                  ( 381,589)             (  75,394)
      Increase (decrease) in accts. payable                   55,980              ( 297,898)
      Increase (decrease) in accr. liab.                   ( 252,629)             ( 123,717)
      Increase (decrease) in income taxes                    551,000              ( 213,000)
      (Gain) loss on sale of fixed assets                         -0-             ( 136,689)
      Dividends Paid                                       ( 307,440)                    -0-
                                                       -------------          -------------

 Net Cash Provided (Used) by Operations                    1,978,536                574,192

 CASH FLOWS FROM INVESTING ACTIVITIES
 ------------------------------------
      Purchase of fixed assets                             ( 443,201)            (  606,079)
      Proceeds from sale of property and equipment                -0-               236,000
                                                       -------------          -------------

 Net Cash Provided (Used) by Investing                     ( 443,201)            (  370,079)

 CASH FLOWS FROM FINANCING ACTIVITIES
 ------------------------------------
      Net increase (repayment) of long-term
      borrowings                                           ( 256,492)            (  163,116)
      Net proceeds (payment) of credit line               (1,328,056)            (  136,090)
      Common stock issued through ESOP                         8,250                     -0-
                                                       -------------          -------------
 Net Cash Provided (Used) by Financing                    (1,576,298)            (  299,206)

 Foreign currency translation                                 17,423             (   22,916)
                                                       -------------          -------------
 Net Increase in Cash                                     (   23,540)            (  118,009)
 Cash at beginning of year                                   132,297                358,764
 Cash at end of quarter                                -------------          -------------
                                                       $     108,757          $     240,755
                                                       =============          =============

Supplemental Disclosures:
  Interest paid                                        $     272,097          $     327,159
  Income taxes (refunded) paid, net                    $     761,000          $     885,000



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


 2.   Inventories

      The major components of inventories are:

                                                      6/30/98           12/31/97

                   Raw Materials                     $4,119,412       $3,471,708
                   Work in Process                    1,221,470        1,178,684
                   Finished Goods                     2,381,590        2,174,046
                                                      ---------        ---------

                                                     $7,722,472       $6,824,438
                                                      =========        =========



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

On January 1, 1998, the Corporation adopted Financial Accounting Standards Board (the "FASB") issued Stateme Income" ("SFAS130"), which establishes standards for reporting and display of comprehensive income and its

     D.             TRANS-INDUSTRIES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------


     components (revenues, expenses, gains and losses) in a full set of financial statements. This statement also requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Consolidated statements of comprehensive income for each of the three month periods ended June 30, 1998 and 1997 have been omitted, as comprehensive income for each of the periods does not materially differ from reported earnings.




5.   Long-Term Debt
     --------------


     Long-term debt at June 30, 1998 consisted of the following:

     Trans-Industries, Inc., $3,840,000 term note, payable in $3,379,575 monthly                $3,379,575
     installments of $39,333 which includes interest at 1/4% over the bank's prime lending rate, and a balloon payment of $3,137,124 in October 1999.
     The note is secured by substantially all the assets of Trans-Industries,
     Inc. and subsidiaries.

     Term note, payable in monthly installments of $896                                            112,563
     including interest at a rate of 6%.  The note is due January 21, 2002.

                                                                                                ----------
                                                                                                 3,492,138
     Less current installments                                                                  (  175,569)
                                                                                                ----------
     Long-term debt                                                                             $3,316,569
                                                                                                ==========


                     TRANS-INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

      5.    Long-Term Debt (continued)
            --------------------------

            The Trans-Industries, Inc. term loan agreement contains restrictive provisions relating principally to the maintenance of working capital, net worth, ratio of debt to net worth, payment of dividends, and acquisition of fixed assets. At June 30, 1998 the Company was in compliance with all provisions.

            The Company also has a secured $6,500,000 line of credit of which $2,175,206 was utilized at June 30, 1998. Interest is charged at the bank's prime lending rate. This line of credit expires on July 1, 1999. The line is secured by substantially all of the assets of Trans-Industries, Inc. and its domestic subsidiaries.


       6.   Earnings Per Share
            ------------------

            The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share computations.

                                                             EARNINGS               SHARES          PER SHARE
                                                            (NUMERATOR)          (DENOMINATOR)       AMOUNT
                                                            -----------          -------------       ------
            Qtr. ended June 30, 1998
            ------------------------
                Basic earnings per share:
                     Earnings available to common
                         stockholders                       $ 2,089,901             3,073,600            .68
                     Effect of dilutive securities
                         Stock options                          --                     62,415           (.02)
                                                            -----------          ------------       --------
                Diluted earnings per share:
                     Earnings available to stockholders
                     plus assumed conversions               $ 2,089,901             3,136,015            .66
                                                            ===========          ============       ========



                                                             EARNINGS               SHARES          PER SHARE
                                                            (NUMERATOR)          (DENOMINATOR)       AMOUNT
                                                            -----------          -------------       ------
            Qtr. ended June 30, 1997
            ------------------------
                Basic earnings per share:
                     Earnings available to common
                         stockholders                          $663,622             3,072,000            .22

                     Effect of dilutive securities
                         Convertible debt                         7,070               107,124            .00
                                                            -----------          ------------       --------
                Diluted earnings per share:
                     Earnings available to stockholders
                     plus assumed conversions                  $670,692             3,179,124            .22
                                                            ===========          ============       ========

                     TRANS-INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------



7.   Stock Changes
     -------------

     In February of 1998, the Company received a request from an employee to exercise his stock option for 1200 shares of common stock at a price of $6.875 per share. Accordingly, the Company issued a certificate for 1200 shares.

                     TRANS-INDUSTRIES, INC. AND SUBSIDIARIES

Item 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  -------------------------------------------------
                       CONDITION AND RESULTS OF OPERATIONS
                       -----------------------------------
                       For Six Months Ended June 30, 1998
                       ----------------------------------

Sales and Earnings
------------------

     Sales for the quarter ended June 30, 1998 were $9,215,103 compared to $9,289,721 for the same period a year ago. This decrease of $74,618 was primarily attributable to the hardware and software design and customer signoffs required on major VMS highway contracts before manufacturing begins.

     During the second quarter of 1998, the Company realized a net profit of $2,089,901 on sales of $9,215,103. For the same period of the prior year, the Company reported net profit of $663,622 on sales of $9,289,721. This increase in net profit of $1,426,279 can be attributed to the proceeds received in May, 1998, which was for damages awarded the Company in the settlement of a patent infringement lawsuit which the Company filed against a competitor in 1991. The damage award was for approximately $3,024,000, after allowing for legal fees and federal income taxes, the Company reported net proceeds of approximately $1,600,000. Net profit per share for the second quarter was $.68 and $.22 for 1998 and 1997, respectively.

Inventories
-----------

     Inventory valuation is based upon the lower of cost or market. At June 30, 1998, consolidated inventories were $7,722,472 compared to $6,350,188 a year ago. This increase of $1,327,284 is to accommodate anticipated growth in sales volume.

Interest
--------

     Interest expense amounted to approximately $134,000 and $157,000 for the second quarter of 1998 and 1997 respectively. This decrease of $23,000 was the result of average debt levels being less during the second quarter of 1998 compared to 1997.

Financial Condition
-------------------

     Current financial resources coupled with anticipated funds from operations are expected to meet funding requirements for the remainder of the year, based upon present needs.

     As noted in Item 1, "Legal Proceedings", the Company was paid $3,023,773 on May 1, 1998. This amount represents damages awarded by the Court in a patent infringement case. After paying related fees and income taxes, the Company expects to net approximately $1.6 million.

     During the second quarter, the Company reached an agreement with its bank which will lower its borrowing cost to a quarter point under prime on the operating line and to prime on the term debt. The bank will also release all collateral requirements associated with the working capital line. This new agreement is expected to be executed in August 1998.

                           PART II - OTHER INFORMATION



Item 1.                         LEGAL PROCEEDING
                                ----------------

     The Company is the plaintiff in a patent infringement lawsuit. During November of 1993, an advisory jury recommended a decision in favor of the Company. In April of 1994, the judge concurred with the advisory jury and ordered that the defendant be enjoined from any further manufacture, use, or sale of the accused patented device. It was also ordered that the defendant pay approximately $3 million in damages. During 1994, the defendant appealed the case based on the lower courts interpretation of the law. On May 2, 1995, the Company was notified that the U.S. Circuit Court of Appeals changed the District Courts ruling that the defendant literally infringed the patent instead of infringement by equivalents. Further the Court of Appeals remanded the case back to the Federal District Court for further determination of damages. On April 9, 1998, the District Court awarded the Company $3,023,773 in damages and $1,119,588 in interest. On May 1, 1998, the defendant paid the damages awarded to the Company and indicated they intended to appeal the interest award. A final outcome is expected in 9 - 12 months.


Item 5.                         OTHER INFORMATION
                                -----------------

     On August 6, 1997 the Company repurchased all remaining convertible subordinated debentures outstanding. This purchase eliminates the possibility of any dilution of common stock which would have resulted from the conversion of these debentures.


Item 6.                  EXHIBITS AND REPORTS ON FORM 8-K
                         --------------------------------


     (b) Form 8K dated May 4, 1998; receipt of damage award and Declaration of Special Dividend.

                                   SIGNATURES
                                   ----------



     Pursuant to the requirements of the Securities Exchange Act of l934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     TRANS-INDUSTRIES, INC.




Date: 8/11/98                        /s/ Kai Kosanke
      ------------                   -------------------------------------
                                     Kai Kosanke, Treasurer
                                     and Chief Financial Officer



Date: 8/11/98                        /s/ Paul Clemo
      ------------                   -------------------------------------
                                     Paul Clemo
                                     Assistant Treasurer

                                INDEX TO EXHIBITS
                                -----------------



EXHIBIT NO.                        DESCRIPTION
------------                       -----------

   27                              Financial Data Schedule