Form 10-Q
period 1998-09-30
TRANS INDUSTRIES INC
filed 1998-11-12
CIK 99102

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

    For Quarter Ended September 30, 1998        Commission File Number 0-4539

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

The number of shares outstanding of registrant's Common stock, par value $.10 per share, at September 30, 1998 was 3,076,789.

                 TRANS-INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

              FORM 10-Q - FOR THE QUARTER ENDED SEPTEMBER 30, 1998

                                      INDEX


PART I.   Financial Information


Item 1.           FINANCIAL STATEMENTS

                  A.    Consolidated Statements of Earnings ---
                          Three months ended September 30, 1998 and 1997. Nine months ended September 30, 1998 and 1997.

                  B.    Consolidated Balance Sheets ---
                          September 30, 1998 and December 31, 1997.

                  C.    Consolidated Statements of Cash Flows ---
                          Nine months ended September 30, 1998 and 1997.

                  D.    Notes to Consolidated Financial Statements.


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


PART II.  Other Information

Item 1.           LEGAL PROCEEDINGS

Item 6.           EXHIBITS AND REPORTS ON FORM 8-K

                  SIGNATURES

                     TRANS-INDUSTRIES, INC. AND SUBSIDIARIES

A.
                 CONSOLIDATED STATEMENTS OF EARNINGS (Unaudited)

                                                                     For 3 Months Ended:              For 9 Months Ended:
                                                                     -------------------              -------------------
                                                                9/30/98            9/30/97         9/30/98            9/30/97
                                                                -------            -------         -------            -------

1.   Gross sales less discounts, returns and allowances      $  8,338,694       $  9,357,536     $ 26,756,593      $ 26,637,033

2.   Cost of goods sold                                         5,817,274          6,357,269       17,915,620        17,416,234
                                                             ------------       ------------     ------------      ------------
3.   Gross Profit                                               2,521,420          3,000,267        8,840,973         9,220,799

4.   Selling, general and administrative exp.                   2,357,778          1,923,691        6,723,130         6,037,411
                                                             ------------       ------------     ------------      ------------

5.   Operating income                                             163,642          1,076,576        2,117,843         3,183,388

6.   Other (income)/ expense
         Interest expense                                         145,781            150,461          421,292           483,635
         Other Income - Net Lawsuit Proceeds                            0                  0       (1,596,811)                0
         Other income                                             (23,981)           (15,295)         (60,438)         (198,347)
                                                             ------------       ------------     ------------      ------------
         Total other (income)/expense                             121,800            135,166       (1,235,957)          285,288
                                                             ------------       ------------     ------------      ------------
7.   Earnings before income taxes                                  41,842            941,410        3,353,800         2,898,100

8.   Income tax expense                                            26,000            322,000          515,000           994,000
                                                             ------------       ------------     ------------      ------------

9.   Net profit                                              $     15,842       $    619,410     $  2,838,800      $  1,904,100
                                                             ============       ============     ============      ============
10.  Earnings per share:
         Basic                                               $        .01       $        .20     $        .92      $        .62
         Diluted                                             $        .01       $        .20     $        .90      $        .60
                                                             ============       ============     ============      ============
11.  Dividends per share                                     $       --                 --       $        .10              --
                                                             ============       ============     ============      ============


See Notes to Financial Statements

                     TRANS-INDUSTRIES, INC. AND SUBSIDIARIES
B.
                           CONSOLIDATED BALANCE SHEETS

     ASSETS
     ------

Current Assets                              9/30/98           12/31/97
                                          (Unaudited)         (Audited)
                                          -----------         ---------
     Cash                                 $   294,451       $   132,297
     Accounts receivable                    8,953,470         8,433,468
     Inventories (Note 2)                   8,693,813         6,824,438
     Prepaid expenses                         670,170           247,123
     Deferred income taxes                    444,000           444,000
                                          -----------       -----------


     Total current assets                  19,055,904        16,081,326

Property, Plant & Equipment, at Cost

     Land                                     314,503           314,503
     Land Improvements                        126,660           126,660

     Buildings                              5,367,899         4,992,360
     Machinery & equipment                  8,861,174         7,848,472
                                          -----------       -----------
                                           14,670,236        13,281,995
     Less: accumulated
           depreciation                    (9,131,955)       (8,269,084)
                                          -----------       -----------
     Net plant and equipment                5,538,281         5,012,911
                                          -----------       -----------

Other Assets

     Investments in affiliates                 10,000            10,000

     Patents, licenses & trademarks,
     net of accumulated amortization          206,075           231,937

     Excess of cost of investment in
     stock of subsidiary over equity in
     underlying net assets of acquisition     368,456           178,283

     Sundry                                     3,750           104,471
                                          -----------       -----------



Total assets                              $25,182,466       $21,618,928
                                          ===========       ===========

  LIABILITIES AND STOCKHOLDERS EQUITY

Current Liabilities                          9/30/98           12/31/97
                                           (Unaudited)         (Audited)
                                           -----------         ---------
  Notes Payable (Note 5)                    $3,982,445         $3,503,262
  Current installments
      - Long term debt (Note 5)                175,569            193,389
  Accounts payable - trade                   3,425,190          2,419,154
  Accrued liabilities                        1,481,243          1,703,684

  Income taxes                                      --             88,000
                                            ----------         ----------

  Total current liabilities                  9,064,447          7,907,489


  Deferred income taxes - Non-current          197,000            197,000

Long term debt

  Current portion shown above (Note 5)       3,272,626          3,561,838
  Other non-current liabilities                403,024            312,355

Stockholders' Equity


Preferred stock of $1.00 par value
  per share - authorized 500,000
  shared; none issued                               --                --


  Common stock of $.10 par value per
  share - authorized 10,000,000 shares;
  3,076,789 shares issued and 3,076,789
  outstanding at 9/30/98                       307,679            307,320


  Additional paid-in  capital                4,078,376          4,062,116
  Retained earnings                          7,804,607          5,273,244
  Foreign currency translation                  54,707             (2,434)
                                           -----------        -----------
                                            12,245,369          9,640,246
                                           -----------        -----------

Total liabilities and stockholders' equity $25,182,466        $21,618,928
                                           ===========        ===========




See Notes to Financial Statements.

                             TRANS-INDUSTRIES, INC.
                      Consolidated Statements of Cash Flows
C. For the Nine Months Ended September 30, 1998 and 1997

                                                        Nine Months Ended September 30
                                                        ------------------------------
                                                             1998          1997
                                                             ----          ----
                                                         (Unaudited)    (Unaudited)
                                                         -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                               $2,838,800     $ 1,904,100
Adjustments to reconcile net income
to net cash provided by operations:
     Depreciation/Amortization                              714,391         588,419
     Decrease (increase) in accts. receiv.               (  400,086)    ( 1,000,764)
     Decrease (increase) in inventory                    (1,738,384)    (   270,203)
     Decrease (increase) in prepaid exp.                 (  270,858)    (   202,936)
     Increase (decrease) in accts. payable                  867,926     (   138,718)
     Increase (decrease) in accr. liab.                  (  233,085)        111,031
     Increase (decrease) in income taxes                 (  244,000)    (   291,000)
     (Gain) loss on sale of fixed assets                         -0-    (   136,689)
     Decrease (increase) in other assets                    104,471              -0-
     Dividends Paid                                      (  307,440)             -0-
     Other                                               (  286,200)             -0-
                                                         ----------     -----------


Net Cash Provided (Used) by Operations                    1,045,535         563,240

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchase of fixed assets                            (  777,087)    (   905,872)
     Proceeds from sale of property and equipment                -0-        236,000
                                                         ----------     -----------

Net Cash Provided (Used) by Investing                    (  777,087)    (   669,872)

CASH FLOWS FROM FINANCING ACTIVITIES
     Net increase (repayment) of long-term
     borrowings                                          (  543,690)    (   432,221)
     Net proceeds (payment) of credit line                  363,636         410,029
     Common stock issued through ESOP                        16,619           8,251
                                                         ----------     -----------

Net Cash Provided (Used) by Financing                    (  163,435)    (    13,941)

Foreign currency translation                                 57,141     (    17,979)
                                                         ----------     -----------

Net Increase in Cash                                        162,154     (   138,552)
Cash at beginning of year                                   132,297         358,764
                                                         ----------     -----------
Cash at end of quarter                                   $  294,451     $   220,212
                                                         ==========     ===========
Supplemental Disclosures:
     Interest paid                                       $  399,130     $   468,229
     Income taxes paid                                   $1,572,000     $ 1,285,000

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


2.   Inventories

     The major components of inventories are:

                                             9/30/98        12/31/97
                                             -------        --------
                  Raw Materials            $4,478,085      $3,471,708
                  Work in Process           1,723,002       1,178,684
                  Finished Goods            2,492,726       2,174,046
                                           ----------      ----------

                                           $8,693,813      $6,824,438
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



     components (revenues, expenses, gains and losses) in a full set of financial statements. This statement also requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Consolidated statements of comprehensive income for each of the three month periods ended September 30, 1998 and 1997 have been omitted, as comprehensive income for each of the periods does not materially differ from reported earnings.


5.   Long-Term Debt

     Long-term debt at September 30, 1998 consisted of the following:

     Trans-Industries, Inc., $3,840,000 term note, payable in                                   $3,336,634
     monthly installments of $39,036 which includes interest at bank's prime lending rate, and a balloon payment of $3,137,124 in October 2004.  The note is secured by substantially all the assets of Trans-Industries, Inc. and subsidiaries.

     Term note, payable in monthly installments of $896                                            111,561
     including interest at a rate of 6%.  The note is due January 21,
     2002.


                                                                                                 3,448,195
     Less current installments                                                                  (  175,569)
                                                                                                ----------

     Long-term debt                                                                             $3,272,626
                                                                                                ==========

                     TRANS-INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.   Long-Term Debt (continued)

     The Trans-Industries, Inc. term loan agreement contains restrictive provisions relating principally to the maintenance of working capital, tangible net worth, and ratio of debt to earnings. At September 30, 1998 the Company was in compliance with all provisions.

     The Company also has an unsecured $6,500,000 line of credit of which $3,982,445 was utilized at September 30, 1998. Interest is charged at the bank's prime lending rate, less 1/4 point. This line of credit expires on July 1, 2000.

6.   Earnings Per Share

     The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share computations.

                                                      EARNINGS               SHARES          PER SHARE
                                                     (NUMERATOR)          (DENOMINATOR)       AMOUNT
                                                     -----------          -------------       ------
     Qtr. ended September 30, 1998
         Basic earnings per share:
              Earnings available to common
                  stockholders                           $15,842             3,074,396            .01
              Effect of dilutive securities
                  Stock options                          --                     54,774            .00
                                                  --------------       ---------------      ---------
         Diluted earnings per share:
              Earnings available to stockholders
              plus assumed conversions                   $15,842             3,129,170            .01
                                                  ==============       ===============      =========
                                                      EARNINGS               SHARES          PER SHARE
                                                     (NUMERATOR)          (DENOMINATOR)       AMOUNT
                                                     -----------          -------------       ------
     Qtr. ended September 30, 1997
         Basic earnings per share:
              Earnings available to common
                  stockholders                          $619,410             3,072,100            .20
              Effect of dilutive securities
                  Convertible debt                         8,250               111,421            .00
                                                  --------------       ---------------      ---------
         Diluted earnings per share:
              Earnings available to stockholders
              plus assumed conversions                  $627,660             3,183,521            .20
                                                  ==============       ===============      =========

                     TRANS-INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.   Stock Changes

     In February of 1998, the Company received a request from an employee to exercise his stock option for 1200 shares of common stock at a price of $6.875 per share. Accordingly, the Company issued a certificate for 1200 shares.

     In June of 1998, the Company received a request from an employee to exercise his stock option for 1189 shares of common stock at a price of $6.875 per share. Accordingly, the Company issued a certificate for 1189 shares.

     In July of 1998, the Company received a request from an employee to exercise his stock option for 1200 shares of common stock at a price of $6.875 per share. Accordingly, the Company issued a certificate for 1200 shares.

                     TRANS-INDUSTRIES, INC. AND SUBSIDIARIES

Item 2.          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                       CONDITION AND RESULTS OF OPERATIONS

                    For Nine Months Ended September 30, 1998

Sales and Earnings

     Sales for the quarter ended September 30, 1998 were $8,338,694 compared to $9,357,536 for the same period a year ago. This decrease of $1,018,842 was primarily attributable to the Company's electronic display business where the turnaround time for certain contracts for Intelligent Transportation System
(ITS) products, namely large overhead highway signs, extended beyond the September 30 quarter end, thereby precluding shipment during the quarter. Although labor and overhead costs were expensed during the third quarter, shipments of these products were delayed pending customer engineering approval and factory acceptance.

     During the third quarter of 1998, the Company realized a net profit of $15,842 on sales of $8,338,694. For the same period of the prior year, the Company reported net profit of $619,410 on sales of $9,357,536. This decrease in net profit of $603,568 can be attributed to a lower sales volume being achieved. Net profit per share for the third quarter was $.01 and $.20 for 1998 and 1997, respectively. Net profit per share was computed on the adjusted weighted average number of shares outstanding during the third quarter for 1998 and 1997, which were 3,074,396 and 3,072,100, respectively.

Inventories

     Inventory valuation is based upon the lower of cost or market. At September 30, 1998, consolidated inventories were $8,693,813 compared to $6,432,795 a year ago. This increase of $2,261,018 is to accommodate anticipated growth in sales volume.

Interest

     Interest expense amounted to approximately $146,000 and $150,000 for the third quarter of 1998 and 1997, respectively. This decrease of $4,000 was the result of average interest rates being less during the third quarter of 1998 compared to 1997.

Financial Condition

     Current financial resources coupled with anticipated funds from operations are expected to meet funding requirements for the remainder of the year, based upon present needs.

     As noted in Item 1, "Legal Proceedings", the Company was paid $3,023,773 on May 1, 1998. This amount represents damages awarded by the Court in a patent infringement case. After paying related fees and income taxes, the Company's net proceeds amounted to approximately $1.6 million.

     During the third quarter, the Company finalized an agreement with its bank which will lower its borrowing cost to a quarter point under prime on the operating line and to prime on the term debt. The bank also released all collateral requirements associated with the working capital line. This new agreement was executed in August 1998.

                           PART II - OTHER INFORMATION



Item 1.                         LEGAL PROCEEDING

     The Company is the plaintiff in a patent infringement lawsuit. During November of 1993, an advisory jury recommended a decision in favor of the Company. In April of 1994, the judge concurred with the advisory jury and ordered that the defendant be enjoined from any further manufacture, use, or sale of the accused patented device. It was also ordered that the defendant pay approximately $3 million in damages. During 1994, the defendant appealed the case based on the lower courts interpretation of the law. On May 2, 1995, the Company was notified that the U.S. Circuit Court of Appeals changed the District Courts ruling that the defendant literally infringed the patent instead of infringement by equivalents. Further the Court of Appeals remanded the case back to the Federal District Court for further determination of damages. On April 9, 1998, the District Court awarded the Company $3,023,773 in damages and $1,119,588 in interest. On May 1, 1998, the defendant paid the damages awarded to the Company and appealed the interest award. A final outcome on the interest award is expected in 9 - 12 months.


Item 6.                 EXHIBITS AND REPORTS ON FORM 8-K


     (b) Form 8K dated May 4, 1998; receipt of damage award and Declaration of Special Dividend.

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of l934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             TRANS-INDUSTRIES, INC.




Date: 11/12/98                               /s/ Kai Kosanke
     --------------                          ----------------------------
                                             Kai Kosanke, Treasurer
                                             and Chief Financial Officer



Date: 11/12/98                               /s/ Paul Clemo
     --------------                          ----------------------------
                                             Paul Clemo
                                             Assistant Treasurer

                                 Exhibit Index
                                 -------------



Exhibit No.                   Description
-----------                   -----------

   27                         Financial Data Schedule