Form 10-Q/A
period 1998-09-30
TRANS INDUSTRIES INC
filed 1999-02-24
CIK 99102

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A

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

Year 2000 Compliance

     The Company has recognized that, without some modifications and enhancements, some of its computer software and hardware may not operate properly after December 31, 1999. The problem stems from the fact that some computers and software programs, particularly those which are several years old, only recognize the last two digits of the year when reading the date. Hence, in the year 2000 it may read the date as 1900, and cause significant malfunctions.

     To correct this potential problem, the Company has completed an internal review of its computer systems and identified all the areas where modifications and/or upgrades may be required. This process was completed in the first half of 1998.

    Fortunately, the Company, as a whole, is not faced with any serious consequences relating to the year 2000 issue. Both U.K. operations are utilizing relatively new data processing systems and are already "Year 2000 Compliant". Likewise, the Company's lighting and dust control operations have installed a new system over the last year and a half. Testing of the system was completed in October of 1998 and went live in November 1998, thus eliminating potential year 2000 compliance issues. The balance of the Company's operations utilize the same software, which consist of eight modules. Three of the eight modules have been modified to accommodate a four-digit year. Testing has been completed, and they are already in daily use. One module (payroll) is going to be replaced with new, more current software during the third quarter of 1999. The balance of the modules are in the modification stage and are expected to be completed during the second quarter of 1999.

     Additionally, the Company has talked to some of its larger vendors and received assurances that there will not be any undue disruptions of services or products due to year 2000 issues.

     The Company has estimated the magnitude of costs to accommodate the year 2000 data change to be less than $30,000.00. Because the Company sees little risk associated with the year 2000 date change, and modifications and enhancements have progressed so favorably, the Company has not developed a contingency plan and nor does it intend to.

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of l934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                  TRANS-INDUSTRIES, INC.




Date: February 19, 1999                           /s/   Kai Kosanke
                                                  --------------------------
                                                  Kai Kosanke, Treasurer
                                                  and Chief Financial Officer



Date:  February 19, 1999                          /s/   Paul Clemo
                                                  --------------------------
                                                  Paul Clemo
                                                  Assistant Treasurer