Form 10-K
period 1998-12-31
TRANS INDUSTRIES INC
filed 1999-03-25
CIK 99102

                                    FORM 10-K




                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

    For the fiscal year ended December 31, 1998 Commission File Number 0-4539

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

                                      NONE

           Securities Registered Pursuant to Section 12(g) of the Act:

                     Common Stock, Par Value $.10 Per Share

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                                       --    --
        As of February 28, 1999, 3,139,737 shares of Common Stock were outstanding and the aggregate market value of the Common Stock held by non-affiliates of the registrant (based upon the last sale price on the NASDAQ National Market) was approximately $10,690,563.

DOCUMENTS INCORPORATED BY REFERENCE
        Information called for by Part III (Items 10, 11, 12, and 13) is incorporated by reference from the Registrant's definitive proxy statement in connection with its Annual Meeting of Shareholders to be held on May 12, 1999, which Proxy Statement will be filed pursuant to Regulation 14A.

                                     PART I

Item 1        Business.

Introduction

              Trans-Industries, Inc. (the "Company") was incorporated in Delaware in 1967 to acquire the business of Transign, Inc., a company founded in 1952 to manufacture mechanical bus signs. Initially, the Company produced mechanical signage for the mass transit market, but its current efforts are concentrated on electronic systems for the display of information, bus lighting products and source extraction systems for the environmental market. These products are sold to virtually all aspects of the transportation industry and to a broad range of commercial and industrial markets. The Company has one major customer - Gillig Corporation - which accounted for over 10 percent of consolidated annual sales. Although Gillig Corp. is a highly valued customer, the Company does not consider itself dependent upon it for continued, ongoing sales. Sales volume is significantly affected by state and municipal government spending for mass transit, highway systems, and airports. As of February 28, 1999, the Company's backlog was $17,811,600, compared with $13,232,400 and approximately $10,748,200 for the same dates in 1998 and 1997, respectively. Of the current backlog, it is anticipated that 90 percent will be completed within one year.

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

        B.    Foreign and Domestic Operations and Export Sales.

              Through subsidiaries, the Company operates manufacturing, assembly, sales, and service facilities in the United Kingdom. These operations sell products purchased from the affiliated domestic companies, as well as products manufactured in the United Kingdom, to customers in Europe, Australia, and Asia. Additional foreign sales are made on an export basis from domestic offices as well as through certain agents abroad. Summarized financial information about foreign operations and exports are in Note L to the Consolidated Financial Statements.

        C.    Research and Quality Control.

              The Company's principal research activities are conducted at its product development center in Rochester Hills, Michigan, where line maintenance and new product programs are carried out according to perceived market opportunities. Quality control, rather than being centralized, is a function performed at each manufacturing plant.

              Approximately $849,000, $700,000, and $587,000 were spent on research and development during the years ended December 31, 1998, 1997, and 1996, respectively.

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

        F.    Employee Relations.

              The Company employs approximately 300 people, supplemented by temporary workers, with a minority of these employees covered by a union contract that expires August 7, 2001. The Company considers its overall labor relations with employees to be good.

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

Item 2.       Properties.

              Domestic operations are conducted at eight principal facilities. Four are owned, of which two are located in Waterford, Michigan, one in Rochester Hills, Michigan and one in Bad Axe, Michigan. Four locations are leased. One of the leased facilities is located in Rochester Hills, Michigan under a lease agreement expiring in February 2002. Two leased facilities are in Wilmington, North Carolina. One facility is leased through January 2001. The other facility is leased through August 2001. The fourth facility is in Bad Axe, Michigan and is leased on a month to month basis.

              International operations are conducted in England at a leased facility located in Leeds, and an owned facility in Telford. The lease agreement for the facility in Leeds expires in December 2009.

              The plants, all of which are well maintained and in good operating condition, contain an aggregate of approximately 251,000 square feet of floor space. Generally, the plants have been operating on a five day a week basis with frequent overtime.


Item 3.       Legal Proceedings.

              The Company was the plaintiff in a patent infringement lawsuit filed in the Federal District Court for the Eastern District of Michigan, the Southern Division. On April 9, 1998, the District Court awarded the Company $3,023,773 in damages and $1,119,588 in interest. On May 1, 1998, the defendant paid the damages awarded to the Company and appealed the interest award. On January 3, 1999, the Court of Appeals heard the appeal but has yet rendered its' opinion.


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

                                     PART II

Item 5.       Market for Registrant's Common Equity and Related Stockholder
              Matters.

              The Common Stock is traded on the Over-the-Counter Market and is included in the National Association of Securities Dealers Automated Quotation System under the symbol TRNI. The following table sets forth the range of trade prices as reported by the National Securities Dealers Association, Inc. for the preceding two years:


                                            Trade Prices
                                            ------------

                                      High                 Low
                                      ----                 ---
        1998
            First  Quarter            14.25               11.00
            Second Quarter            16.00               12.50
            Third  Quarter            14.00                8.25
            Fourth Quarter             9.88                7.25

        1997
            First  Quarter              6.50               4.69
            Second Quarter              6.75               5.50
            Third  Quarter             10.13               5.88
            Fourth Quarter             13.25               9.50


These quotations reflect actual transactions without retail markup, markdown, or commission.

              As of December 31, 1998, there were 244 registered holders of the Common Stock of the Registrant.

Item 6.       Selected Financial Data.


OPERATIONS                                1998          1997          1996          1995           1994
       Net Sales                       $35,795,386   $35,382,461   $29,919,604   $24,934,101   $ 23,202,257
       Cost of Sales                    22,296,059    22,824,939    19,007,311    17,109,368     16,615,601
       Interest Expense                    565,889       637,401       782,684       909,458        809,060
       Income Tax Exp./(Benefit)         2,287,000     1,498,000       851,000       277,000         30,000
       Net Earnings/(Loss)               4,071,729     2,711,560     1,722,758       823,733       (481,413)

FINANCIAL CONDITION
       Current Assets                   20,793,971    16,081,326    13,369,606    13,558,083     10,818,940
       Current Liabilities               9,895,773     7,795,272     7,164,283     8,235,987      5,981,338
       Working Capital                  10,898,198     8,286,054     6,205,323     5,322,096      4,837,602
       Current Ratio                          2.10          2.06          1.87          1.65           1.81
       Net Property, Plant
           and Equipment                 5,731,698     5,012,911     4,520,969     4,106,041      4,600,485
       Long Term Debt                    3,175,917     3,561,838     3,992,566     4,271,314      5,318,208
       Stockholders' Equity             13,349,629     9,640,246     6,921,771     5,086,374      3,991,183
       Total Assets                     27,086,459    21,618,928    18,515,167    18,148,039     15,995,926
       Tangible Net Worth
         and Subordinated Debt(a)       12,788,839     9,220,026     6,663,201     5,076,091      4,979,187

COMMON SHARE DATA

       Net Earnings/(Loss) (b)(d)
           Basic                       $      1.30   $       .86   $       .55   $       .27   $       (.16)
           Diluted                     $      1.28   $       .85   $       .53   $       .25   $       (.16)
       Book Value (c)                  $      4.25   $      3.07   $      2.21   $      1.61   $       1.32
       Average Shares Outstanding(d)
           Basic                         3,138,000     3,135,000     3,138,000     3,015,000      2,990,000
           Diluted                       3,185,000     3,214,000     3,266,000     3,582,000      2,990,000

         (a) Tangible net worth equals total assets less intangible assets, less total liabilities. Subordinated debt in the period of 1993 to 1996 consisted of two convertible subordinated debentures, the last of which was retired in 1997.

         (b) Based on weighted average number of common shares and equivalents outstanding.

         (c) Based on shares outstanding at year end.

         (d) The average shares outstanding and net earnings/(loss) per share data for the years 1994 through 1997 have been restated to give effect to the issuance in 1998 of 62,948 common shares that were previously not reflected as issued and outstanding. See Note C to the Consolidated Financial Statements.

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

OPERATIONS

1998 Compared With 1997

              Sales for 1998 were $35.8 million compared to $35.4 million for the previous year. Demand for the Company's lighting and environmental products remained strong during 1998 with revenues from such products increasing approximately 14%. Overall sales, however, remained essentially unchanged as this increase was essentially offset by a reduction in the sales level of the Company's variable message signs.

              Several factors contributed to this reduction and management believes this was a transitional situation with significant growth of variable message revenues expected in the future due to recently enacted legislation. The Transportation Equity Act for the 21st Century, which was signed into law in June of 1998, has spawned a great deal of interest and demand for the Company's variable message signs, particularly the large overhead highway signs used to help control traffic patterns and communicate messages to the driving public. To accommodate the production and sale of these larger signs, the Company addressed several issues during the year, including software requirements, engineering design and documentation, reallocation of production space, and establishment of procedures for the scheduling and achievement of factory sign-offs of the completed product. Inflationary impact on sales for 1998 and 1997 was minimal.

              For the first quarter of 1999, the Company expects sales to be up from the levels achieved for the same period last year. This sales increase reflects the continuation of growth in each of the niche markets the Company serves.
              The Company's pretax income for 1998 amounted to $6,358,729 compared to $4,209,560 for 1997. This increase of $2,149,169, or 51%, is attributable to proceeds received in settlement of a patent lawsuit which it filed against a competitor for infringing upon its patented lighting module. The amount of the judgement, net of legal fees, was approximately $2,420.000.

              Cost of sales for 1998 was $22,296,059 compared to $22,824,939 for the prior year. As a percentage of sales, this amounted to a decrease to 62.3 percent in 1998, from 64.5 percent in 1997. This decrease of 2.2 percent is primarily the result of higher labor and overhead absorption in work-in-process and finished goods inventory.

              Selling, general, and administrative expenses increased to $9,754,750 in 1998, from $7,917,545 in 1997. This increase of $1,837,205 is primarily the result of the following:

              - Payroll and related costs were up approximately $215,000 - to accommodate/pay adjustments and the addition of new personnel.

              - Legal fees were up approximately $780,000 - primarily related to settlement of the patent infringement lawsuit.

              - Professional fees were up approximately $100,000 - primarily attributable to tax accounting and investor relation fees.

              - Advertising and sales promotion expenses were up approximately
                $185,000.

              - Service costs were up approximately $206,000 - related to expansion of the Company's field service and customer support capabilities.

              Interest expense decreased in 1998 to $565,889 from $637,401 in 1997 due primarily to more favorable borrowing rates.

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

              For the first quarter of 1998, sales were up 15% from the levels achieved for the same period in 1997. This sales increase reflects the continuation of growth in each of the niche markets the Company serves.

              The Company's pretax income for 1997 amounted to $4,209,560 compared to $2,573,758 for the 1996 fiscal year. This increase of $1,635,802, or 64 percent, was primarily attributable to increased sales volume.

              Cost of sales for 1997 was $22,824,939 compared to $19,007,311 for the prior year. As a percentage of sales, cost of sales showed a slight increase to 64.5 percent in 1997, from 63.5 percent in 1996. The increase of 1.1 percent reflects pricing and delivery problems associated with a major international contract realized by the Company in 1997.

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

LIQUIDITY AND CAPITAL RESOURCES

              As of year-end 1998, the Company had $10.9 million of working capital compared with $8.3 million at year-end 1997 and $6.2 million at year-end 1996. This increase in working capital of $2.6 million resulted primarily from the Company's increased profitability and utilization of assets. In 1997, the Company repurchased the last of the convertible subordinated debentures which were outstanding in the amount of $214,284. Funds for this transaction were provided for by the Company's short-term credit line.

              On April 9, 1998, the district court awarded the Company $3,023,773 in damages and $1,119,588 in interest relating to a patent infringement lawsuit brought against a competitor. On May 1, 1998, the defendant paid the damages' awarded to the Company and appealed the interest award. If the Company's interest award of approximately $1.1 million is upheld on appeal, liquidity will be enhanced.

              At December 31, 1998, there were no material commitments for capital expenditures. However, the Company does expect to double the size and capacity of one of its manufacturing facilities, at a cost of approximately $600,000, and to increase its manufacturing capabilities at another location through the purchase of additional equipment at a cost of approximately $600,000. With that in mind, capital expenditures are expected to exceed 1998 levels by 80 - 100 percent.

              It is management's belief that cash flow from operations and short term borrowings will be sufficient for working capital requirements, debt service obligations, and capital expenditures for the ensuing year.

YEAR 2000 DISCLOSURE

              Fortunately, the Company, as a whole, is not faced with any serious consequences relating to the year 2000 issue. An internal review of its computer systems has been completed and all areas have been identified where modifications and/or upgrades may be required. This process was completed in the first half of 1998.

              Both U.K. operations are utilizing relatively new software systems and are already "Year 2000 Compliant". Likewise, the Company's lighting and dust control operations have installed a new system over the last year and a half. Testing of the system was completed in October of 1998 and went live in November 1998, thus eliminating potential year 2000 compliance issues. The balance of the Company's operations utilize the same software, and these modules have been or are being upgraded. Testing has been completed, and most are in daily use. One module (payroll) is going to be replaced with new, more current software during the third quarter of 1999. The balance of the modules are in the modification stage and are expected to be completed during the second quarter of 1999.

              Additionally, the Company has talked to some of its larger vendors and received assurances that there will not be any undue disruptions of services or products due to year 2000 issues.

              The Company has estimated the magnitude of costs to accommodate the year 2000 date change to be less than $30,000. Because the Company sees little risk associated with the year 2000 date change, and modifications and enhancements have progressed so favorably, the Company has not developed a contingency plan nor does it intend to.

DIVIDENDS

              Typically, the Company does not pay cash dividends on its common stock. However, due to the favorable settlement of the patent infringement lawsuit, a special one-time dividend of $.10 per share was declared and paid in 1998.

Item 7A.      Quantitative and Qualitative Disclosures About Market Risk.

              Not applicable.

Item 8.       Financial Statements.

              The following pages contain the Consolidated Balance Sheets as of December 31, 1998 and 1997 and the related Consolidated Statement of Earnings, Stockholders' Equity and Cash Flows for each of the years in the three year period ended December 31, 1998, including the report of the Company's independent certified public accountants.

  CONSOLIDATED FINANCIAL STATEMENTS AND REPORT OF INDEPENDENT CERTIFIED PUBLIC
                                  ACCOUNTANTS

                     TRANS-INDUSTRIES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1998, 1997 AND 1996

                                    CONTENTS

                                                                            PAGE

Report of Independent Certified Public Accountants.........................  15

FINANCIAL STATEMENTS

    Consolidated Balance Sheet.............................................  16

    Consolidated Statements of Earnings....................................  18

    Consolidated Statements of Comprehensive Income........................  19

    Consolidated Statement of Stockholders' Equity.........................  20

    Consolidated Statements of Cash Flows..................................  21

    Notes to Consolidated Financial Statements.............................  22

SUPPLEMENTAL INFORMATION

    Schedule II - Valuation and Qualifying Accounts........................  34

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors
Trans-Industries, Inc.

We have audited the accompanying consolidated balance sheets of Trans-Industries, Inc. (a Delaware corporation) and Subsidiaries as of December 31, 1998 and 1997 and the related consolidated statements of earnings, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above, present fairly, in all material respects, the consolidated financial position of Trans-Industries, Inc. and Subsidiaries as of December 31, 1998 and 1997, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

We have also audited Schedule II for each of the three years in the period ended December 31, 1998. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.

Grant Thornton LLP

Detroit, Michigan
February 5, 1999

                     TRANS-INDUSTRIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                           DECEMBER 31, 1998 AND 1997

--------------------------------------------------------------------------------


                                         ASSETS                 1998               1997
                                                             -----------       -----------
CURRENT ASSETS
    Cash                                                     $   193,579       $   132,297
    Accounts receivable, less allowance for doubtful
       accounts of $225,000 in 1998 and $213,000
       in 1997                                                 8,658,444         8,433,468
    Inventories                                               10,896,529         6,824,438
    Deferred income taxes                                        461,000           444,000
    Prepaid expenses and other current assets                    584,419           247,123
                                                             -----------       -----------
              Total Current Assets                            20,793,971        16,081,326



PROPERTY, PLANT AND EQUIPMENT - AT COST
    Land                                                         306,881           314,503
    Land improvements                                            126,660           126,660
    Buildings                                                  5,130,411         4,992,360
    Machinery and equipment                                    9,563,794         7,848,472
                                                             -----------       -----------
                                                              15,127,746        13,281,995
    Less accumulated depreciation and amortization             9,396,048         8,269,084
                                                             -----------       -----------
              Net property, plant and equipment                5,731,698         5,012,911


Goodwill, less accumulated amortization of
    $1,210,875 in 1998 and $1,158,846 in 1997                    351,721           178,383
Other assets                                                     209,069           346,308
                                                             -----------       -----------
                                                             $27,086,459       $21,618,928
                                                             ===========       ===========


   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                     TRANS-INDUSTRIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                           DECEMBER 31, 1998 AND 1997

--------------------------------------------------------------------------------


                   LIABILITIES AND STOCKHOLDERS' EQUITY           1998             1997
                                                             -----------       -----------
CURRENT LIABILITIES
    Note payable to bank                                     $ 4,645,144       $ 3,503,262
    Current maturities of long-term debt                         222,726           193,389
    Accounts payable                                           2,792,705         2,419,154
    Income taxes payable                                         614,000            88,000
    Accrued liabilities                                        1,621,198         1,591,467
                                                             -----------       -----------
              Total Current Liabilities                        9,895,773         7,795,272


Long-term debt, excluding current maturities                   3,175,917         3,561,838
Deferred income taxes                                            325,000           197,000
Other liabilities                                                340,140           424,572


COMMITMENTS AND CONTINGENCIES (NOTE K)                                --                --

STOCKHOLDERS' EQUITY
    Preferred stock of $1 par value per share, authorized
       500,000 shares; none issued                                    --                --
    Common stock of $0.10 par value per share, authorized
       10,000,000 shares; issued and outstanding 3,139,737
       and 3,136,148 shares in 1998 and 1997, respectively       313,974           313,615
    Additional paid-in capital                                 4,072,081         4,055,821
    Retained earnings                                          9,032,106         5,273,244
    Accumulated other comprehensive loss                         (68,532)           (2,434)
                                                             -----------       -----------
              TOTAL STOCKHOLDERS' EQUITY                      13,349,629         9,640,246
                                                             -----------       -----------
                                                             $27,086,459       $21,618,928
                                                             ===========       ===========

                     TRANS-INDUSTRIES, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF EARNINGS

                  YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996

--------------------------------------------------------------------------------


                                                               1998              1997              1996
                                                            -----------      -----------       -----------
Net sales                                                   $35,795,386      $35,382,461       $29,919,604

Cost of goods sold                                           22,296,059       22,824,939        19,007,311
                                                            -----------      -----------       -----------
              Gross profit                                   13,499,327       12,557,522        10,912,293

Selling, general and administrative expenses                  9,754,750        7,917,545         7,654,370
                                                            -----------      -----------       -----------
              Operating earnings                              3,744,577        4,639,977         3,257,923

Other expense (income), net
    Interest expense                                            565,889          637,401           782,684
    Patent litigation award                                  (3,023,773)              --                --
    Other                                                      (156,268)        (206,984)          (98,519)
                                                            -----------      -----------       -----------
                                                             (2,614,152)         430,417           684,165
                                                            -----------      -----------       -----------
              Earnings before income taxes                    6,358,729        4,209,560         2,573,758

Income tax expense                                            2,287,000        1,498,000           851,000
                                                            -----------      -----------       -----------
              Net earnings                                  $ 4,071,729      $ 2,711,560       $ 1,722,758
                                                            ===========      ===========       ===========

Earnings per share:
    Basic                                                   $      1.30      $       .86       $       .55
                                                            ===========      ===========       ===========
    Diluted                                                 $      1.28      $       .85       $       .53
                                                            ===========      ===========       ===========


   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                     TRANS-INDUSTRIES, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                  YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996

--------------------------------------------------------------------------------


                                                                1998              1997             1996
                                                             ----------       ----------        ----------
Net earnings                                                 $4,071,729       $2,711,560        $1,722,758

Other comprehensive income (loss)
    Equity adjustment from foreign
       currency translation                                     (66,098)          (1,336)          140,700
                                                             ----------       ----------        ----------
Comprehensive income                                         $4,005,631       $2,710,224        $1,863,458
                                                             ==========       ==========        ==========



   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                     TRANS-INDUSTRIES, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

--------------------------------------------------------------------------------


                                                                                                     ACCUMULATED
                                                                         ADDITIONAL                     OTHER
                                                  COMMON    TREASURY      PAID-IN       RETAINED    COMPREHENSIVE
                                                  STOCK       STOCK       CAPITAL       EARNINGS    INCOME (LOSS)      TOTAL
                                                  -----       -----       -------       --------    -------------      -----
Balance at January 1, 1996                      $ 316,295    $(2,300)   $ 4,075,251    $   838,926    $(141,798)   $  5,086,374
Purchase of 5,000 shares of treasury stock           --         (500)       (27,561)          --           --           (28,061)
Retirement of 28,000 shares of treasury stock      (2,800)     2,800           --             --           --              --
Net earnings                                         --         --             --        1,722,758         --         1,722,758
Other comprehensive income                           --         --             --             --        140,700         140,700
                                                ---------    -------    -----------    -----------    ---------    ------------
Balance at December 31, 1996                      313,495       --        4,047,690      2,561,684       (1,098)      6,921,771
Issuance of 1,200 shares of common stock              120       --            8,131           --           --             8,251
Net earnings                                         --         --             --        2,711,560         --         2,711,560
Other comprehensive loss                             --         --             --             --         (1,336)         (1,336)
                                                ---------    -------    -----------    -----------    ---------    ------------
Balance at December 31, 1997                      313,615       --        4,055,821      5,273,244       (2,434)      9,640,246
Issuance of 3,589 shares of common stock              359       --           16,260           --           --            16,619
Dividends paid                                       --         --             --         (312,867)        --          (312,867)
Net earnings                                         --         --             --        4,071,729         --         4,071,729
Other comprehensive loss                             --         --             --             --        (66,098)        (66,098)
                                                ---------    -------    -----------    -----------    ---------    ------------
Balance at December 31, 1998                    $ 313,974    $  --      $ 4,072,081    $ 9,032,106    $ (68,532)   $ 13,349,629
                                                =========    =======    ===========    ===========    =========    ============


   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                     TRANS-INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996
--------------------------------------------------------------------------------


                                                                          1998           1997            1996
                                                                       ---------      ----------     ----------
OPERATING ACTIVITIES
    Net earnings                                                      $ 4,071,729    $ 2,711,560    $ 1,722,758
    Adjustments to reconcile net earnings to net
       cash provided by operations:
          Depreciation of property, plant and equipment                   910,080        710,868        629,376
          Bad debt expense                                                172,287        213,625        439,120
          Amortization of goodwill                                         52,129         44,571         44,571
          Gain on sale of property and equipment                          (47,716)      (141,200)       (11,546)
          Deferred income tax expense (benefit)                            44,000           --         (154,000)
          Changes in operating assets and liabilities:
              (Increase) decrease in accounts receivable                 (277,347)    (2,451,228)       211,692
              Increase in inventories                                  (3,941,100)      (649,914)      (188,175)
              Increase (decrease) in accounts payable                     223,695       (360,017)      (322,785)
              Increase (decrease) in other                                264,456        285,457        (49,867)
                                                                      -----------    -----------    -----------
                Net cash provided by operating activities               1,472,213        363,722      2,321,144
INVESTING ACTIVITIES
    Purchases of property and equipment                                (1,253,912)    (1,333,793)    (1,080,808)
    Proceeds from sale of property and equipment                           56,389        272,083         48,050
    Acquisition of business, net of cash acquired                        (286,200)          --             --
                                                                      -----------    -----------    -----------
                Net cash used in investing activities                  (1,483,723)    (1,061,710)    (1,032,758)

FINANCING ACTIVITIES
    Repayments of long-term debt                                         (601,189)      (487,582)      (708,738)
    Net proceeds (repayments) on line of credit                         1,036,327        964,120       (442,646)
    Purchase of treasury stock                                               --             --          (28,061)
    Proceeds from sale of common stock                                     16,619          8,251           --
    Dividends paid                                                       (312,867)          --             --
                                                                      -----------    -----------    -----------
                Net cash provided by (used in) financing activities       138,890        484,789     (1,179,445)

Effect of foreign currency exchange rate changes                          (66,098)       (13,268)       140,700
                                                                      -----------    -----------    -----------
Net increase (decrease) in cash                                            61,282       (226,467)       249,641
Cash at beginning of year                                                 132,297        358,764        109,123
                                                                      -----------    -----------    -----------
Cash at end of year                                                   $   193,579    $   132,297    $   358,764
                                                                      ===========    ===========    ===========
SUPPLEMENTAL DISCLOSURES
    Interest paid                                                     $   556,648    $   641,609    $   795,443
                                                                      ===========    ===========    ===========
    Income taxes paid                                                 $ 1,602,000    $ 1,605,000    $ 1,232,000
                                                                      ===========    ===========    ===========
    Fair value of assets acquired, including goodwill                 $   872,632    $      --      $      --
    Liabilities assumed                                                  (872,632)          --             --
    Cash paid                                                            (286,200)          --             --
                                                                      -----------    -----------    -----------
    Net cash paid                                                     $  (286,200)   $      --      $      --
                                                                      ===========    ===========    ===========

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                     TRANS-INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1998, 1997 AND 1996

--------------------------------------------------------------------------------

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

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are stated at cost. Depreciation is provided using straight line and accelerated methods over the estimated useful lives of the assets which range from 10-40 years for buildings and 3-10 years for machinery and equipment.

GOODWILL

Goodwill is the excess of the cost over the fair value of net assets acquired and is amortized over a 10 to 30 year period using the straight-line method.

FOREIGN CURRENCY TRANSLATION

Assets and liabilities of foreign subsidiaries are translated principally at year-end exchange rates. Income and expense accounts are converted using the average exchange rate prevailing throughout the period. The gains and losses resulting from the translation of these accounts are reported as a separate component of stockholders' equity.

RESEARCH AND DEVELOPMENT

Research and development costs are expensed as incurred. Research and development costs approximated $849,000, $700,000 and $587,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

                     TRANS-INDUSTRIES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1998, 1997 AND 1996

--------------------------------------------------------------------------------


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

EARNINGS PER SHARE

During 1997, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share", which was effective for financial statements issued after December 15, 1997. The new standard eliminated primary and fully diluted earnings per share and requires presentation of basic and diluted earnings per share together with disclosure of how the per share amounts were computed. Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted-average common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. The Company adopted this pronouncement at December 31, 1997. All per share data in the accompanying consolidated financial statements has been restated to reflect application of this pronouncement.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company's financial instruments consist of the line of credit facility and long-term debt. The carrying value approximates the estimated fair value based upon rates and terms available for loans and notes with similar characteristics.

                     TRANS-INDUSTRIES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1998, 1997 AND 1996

--------------------------------------------------------------------------------


NOTE B - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

COMPREHENSIVE INCOME

In June 1997, the FASB issued SFAS No. 130, "Reporting of Comprehensive Income" ("SFAS 130"), which establishes standards for reporting and display of comprehensive income and its components (revenues, expense, gains, and losses) in a full set of financial statements. This statement also requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. This statement was effective for fiscal years beginning after December 15, 1997. The Company adopted this pronouncement during 1998.

NOTE C - EARNINGS PER SHARE

The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share computations.


                                                 EARNINGS         SHARES       PER SHARE
                                               (NUMERATOR)     (DENOMINATOR)    AMOUNT
                                               -----------     ------------   ----------
Year ended December 31, 1998
    Basic earnings per share
       Earnings available to common
          stockholders                         $4,071,729      3,138,112      $   1.30
       Effect of dilutive securities
          Stock options                              --           46,614          (.02)
                                               ----------      ---------      --------
    Diluted earnings per share
       Earnings available to stockholders
          plus assumed conversions             $4,071,729      3,184,726      $   1.28
                                               ==========      =========      ========

                     TRANS-INDUSTRIES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1998, 1997 AND 1996

--------------------------------------------------------------------------------


NOTE C - EARNINGS PER SHARE (CONTINUED)


                                                                        EARNINGS          SHARES       PER SHARE
                                                                      (NUMERATOR)      (DENOMINATOR)     AMOUNT
                                                                     -----------       -------------   ----------
Year ended December 31, 1997
    Basic earnings per share
       Earnings available to common
          stockholders                                                $2,711,560          3,135,248      $   .86
       Effect of dilutive securities
          Stock options                                                     --               15,885       --
          Convertible debt                                                 8,250             62,500         (.01)
                                                                      ----------      -------------      -------
    Diluted earnings per share
       Earnings available to stockholders
          plus assumed conversions                                    $2,719,810          3,213,633      $   .85
                                                                      ==========      =============      =======


                                                                        EARNINGS          SHARES       PER SHARE
                                                                      (NUMERATOR)      (DENOMINATOR)     AMOUNT
                                                                     -----------       -------------   ----------
Year ended December 31, 1996
    Basic earnings per share
       Earnings available to common
          stockholders                                                $1,722,758          3,137,865      $   .55
       Effect of dilutive securities
          Convertible debt                                                17,229            128,570         (.02)
                                                                      ----------      -------------      -------
    Diluted earnings per share
       Earnings available to stockholders
          plus assumed conversions                                    $1,739,987          3,266,435      $   .53
                                                                      ==========      =============      =======

During 1998, the Company's stock transfer agent (agent) notified the Company that the agent's records did not reflect the issuance of 62,948 shares of the Company's common stock which shares were presented for the payment of dividends. The certificates underlying the shares were issued prior to 1995. The Company's Board of Directors authorized the issuance of the 62,948 shares to validate the underlying certificates. Prior year earnings per share computations were based on information furnished by the transfer agent and have been revised to give effect to these shares as if they had been outstanding for all periods presented. Earnings per share as presented in the accompanying financial statements have been restated and are less than those previously reported for 1997 and 1996 by $.02 and $.01, respectively.

                     TRANS-INDUSTRIES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1998, 1997 AND 1996

--------------------------------------------------------------------------------

NOTE D - INVENTORIES

The major components of inventories at December 31 are:

                                           1998             1997
                                       -----------      ----------
Raw materials and purchased parts      $ 4,078,689      $3,471,708
Work in process                          4,346,320       1,178,684
Finished goods                           2,471,520       2,174,046
                                       -----------      ----------
                                       $10,896,529      $6,824,438
                                       ===========      ==========

NOTE E - LINE OF CREDIT AND LONG-TERM DEBT

The Company has an unsecured line of credit facility with a bank. The facility allows the Company to borrow up to $10,000,000. At December 31, 1997, borrowings under the facility bore interest at the bank's prime lending rate or the Eurodollar rate plus 2.45%, elected by the Company at the time of each advance. During 1998, the facility was amended reducing the interest rates to the bank's prime lending rate minus .25% or the Eurodollar rate plus 2.25% (effective rate of 7.5% at December 31, 1998). Interest is payable monthly on prime rate based advances and no less frequently than quarterly on Eurodollar based rate advances.

Long-term debt at December 31 consisted of the following:

                                                                                          1998            1997
                                                                                      ----------      ----------
Term note, payable in monthly installments of $39,036, including interest at the bank's prime lending rate (effective rate of 7.75% at December 31, 1998) with a balloon payment of $1,723,141 on October 1, 2004. The note is secured by
substantially all the assets of the Company                                           $3,288,100      $3,463,885

Mortgage note payable in monthly installments of $3,476 plus interest at 8.99%.  The mortgage was collateralized by certain
property and was paid in full during 1998                                                     --         176,816

Term note, payable in monthly installments of $896, including
interest at a rate of 6%.  The note is due January 21, 2002                              110,543         114,526
                                                                                      ----------      ----------
                                                                                       3,398,643       3,755,227
Less current maturities                                                                  222,726         193,389
                                                                                      ----------      ----------
                                                                                      $3,175,917      $3,561,838
                                                                                      ==========      ==========

                     TRANS-INDUSTRIES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1998, 1997 AND 1996

--------------------------------------------------------------------------------

NOTE E - LINE OF CREDIT AND LONG-TERM DEBT (CONTINUED)

The aggregate maturities of long-term debt by year are as follows:


                         1999            $  222,726
                         2000               243,399
                         2001               243,676
                         2002               377,575
                         2003               280,625
                         Thereafter       2,030,642
                                         ----------
                                         $3,398,643
                                         ==========

The term loan and line of credit agreements, as amended, require the Company to maintain certain financial ratios. The agreements also restrict the payment of dividends, repurchase of common stock, and acquisition of property and equipment.

NOTE F - LEASES

The Company leases facilities and equipment under operating leases with unexpired terms ranging from one to five years. Rent expense for all operating leases approximated $419,000, $321,000, and $309,000 for 1998, 1997 and 1996,
respectively. Future minimum rentals required under noncancelable lease agreements are not material.

NOTE G - INCOME TAXES

The components of earnings before income taxes were as follows:

                                                                 1998             1997              1996
                                                              ----------      -----------       -----------
Domestic                                                      $6,134,499      $ 4,405,544       $ 2,657,803
Foreign                                                          224,230         (195,984)          (84,045)
                                                              ----------      -----------       -----------
                                                              $6,358,729      $ 4,209,560       $ 2,573,758
                                                              ==========      ===========       ===========

Income taxes have been charged to operations as follows:

                                                                 1998             1997              1996
                                                              ----------      -----------       -----------
Current                                                       $2,243,000      $ 1,498,000       $ 1,005,000
Deferred                                                          44,000               --          (154,000)
                                                              ----------      -----------       -----------
              Total income tax expense                        $2,287,000      $ 1,498,000       $   851,000
                                                              ==========      ===========       ===========


                     TRANS-INDUSTRIES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1998, 1997 AND 1996

--------------------------------------------------------------------------------


NOTE G - INCOME TAXES (CONTINUED)

A reconciliation of actual income tax expense to the expected amounts computed by applying the effective U.S. federal income tax rate of 34 percent to earnings or losses before income taxes is as follows:

                                                 1998              1997            1996
                                             -----------       -----------       ---------
Expected income tax expense                  $ 2,162,000       $ 1,431,000       $ 875,000
Goodwill amortization not deductible
    for income tax purposes                       18,000            15,000          15,000
Loss of foreign subsidiaries without
    tax effect                                   113,000            67,000          29,000
Other items, net                                  (6,000)          (15,000)        (68,000)
                                             -----------       -----------       ---------
              Actual income tax expense      $ 2,287,000       $ 1,498,000       $ 851,000
                                             ===========       ===========       =========

The tax effects of temporary differences that give rise to significant deferred tax assets and liabilities at December 31, 1998 and 1997 are as follows:

                                                                                              DEFERRED        DEFERRED
                                                                                                 TAX            TAX
      YEAR ENDED DECEMBER 31, 1998                                                             ASSETS       LIABILITIES
-------------------------------------------------------                                     -----------     -----------
Property, plant and equipment, principally depreciation                                     $        --       $421,000
Inventory valuation allowance                                                                   117,000             --
Accrued expenses, deductible when paid                                                          440,000             --
Foreign tax loss carryforwards                                                                  619,000             --
                                                                                            -----------       --------
                                                                                              1,176,000        421,000
Less valuation allowance on deferred tax assets                                                (619,000)            --
                                                                                            -----------       --------
                                                                                            $   557,000       $421,000
                                                                                            ===========       ========

                                                                                              DEFERRED        DEFERRED
                                                                                                 TAX            TAX
      YEAR ENDED DECEMBER 31, 1997                                                             ASSETS       LIABILITIES
-------------------------------------------------------                                     -----------     -----------
Property, plant and equipment, principally depreciation                                     $        --       $303,000
Inventory valuation allowance                                                                   227,000             --
Accrued expenses, deductible when paid                                                          316,000             --
Foreign tax loss carryforwards                                                                  619,000             --
Other items                                                                                       7,000             --
                                                                                            -----------       --------
                                                                                              1,169,000        303,000
Less valuation allowance on deferred tax assets                                                (619,000)            --
                                                                                            -----------       --------
                                                                                            $   550,000       $303,000
                                                                                            ===========       ========

                     TRANS-INDUSTRIES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1998, 1997 AND 1996

--------------------------------------------------------------------------------

NOTE G - INCOME TAXES (CONTINUED)

The Company has a foreign tax net operating loss carryforward of approximately $1,876,000 at December 31, 1998. A valuation allowance of $619,000 has been recognized to reduce the deferred tax assets principally due to the uncertainty of realizing the benefit of the tax loss carryforward.

NOTE H - EMPLOYEE BENEFIT PLANS

The Company has a Voluntary Employee Benefit Trust (the Trust) designed to provide for the payment or reimbursement of all or a portion of certain medical and dental expenses to eligible participants. Eligible participants include active full-time employees of the Company and their dependents. Eligible terminated and retired employees may continue to participate in the Trust, on a contributory basis, for up to 18 months subsequent to the date of termination or retirement. The provision for Company contributions to the Trust approximated $455,000, $380,000 and $321,000 for the years ended December 31, 1998, 1997 and
1996, respectively.

The Company has a deferred compensation plan for all employees who are not part of a bargaining unit. Company contributions are voluntary and are established as a percentage of each participant's base salary. Company contributions to the deferred compensation plan were approximately $270,000, $260,000 and $229,000 for 1998, 1997 and 1996, respectively.

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

The Plan permits the granting of incentive stock options, non-qualified stock options and stock appreciation rights (SAR). The total number of shares of common stock with respect to which awards may be granted under the Plan is 200,000 shares. The option price of each option and the base for calculation of appreciation of each SAR will be no less than the fair market value at the date of grant. The term of each option will be fixed and may not exceed ten years from the date of grant. The Committee may make options exercisable in installments and may accelerate exercisability.

The Financial Accounting Standards Board issued Statement No. 123, "Accounting for Stock Based Compensation" ("SFAS No. 123") for transactions entered into during 1996 and thereafter. The Statement established a fair value method of accounting for employee stock options and similar equity instruments, and encourages all companies to adopt that method of accounting for all of their employee stock compensation plans. However, the Statement allows companies to continue measuring compensation cost for such plans using accounting guidance in place prior to SFAS No. 123. Companies that elect to remain with the former method of accounting must make pro-forma disclosures of net income and earnings per share as if the fair value method provided for in SFAS No. 123 had been adopted.

                     TRANS-INDUSTRIES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1998, 1997 AND 1996

--------------------------------------------------------------------------------


NOTE H - EMPLOYEE BENEFIT PLANS (CONTINUED)

The Company has not adopted the fair value accounting provisions of SFAS No.
123. Accordingly, SFAS No. 123 has no impact on the Company's consolidated financial position or results of operations.

The Company accounts for the Plan under APB Opinion No. 25, "Accounting for Stock Issued to Employees." No compensation costs have been recognized for the Plan. Had compensation costs for the Plan been determined based on the fair value of the options at the grant dates consistent with the method of SFAS No. 123, the Company's net earnings and earnings per share would have been reduced to the pro forma amounts indicated below:

                                     1998                1997             1996
                                  ----------         ----------       -------------
Net earnings
     As reported                $   4,071,729      $   2,711,560      $   1,722,758
     Pro forma                  $   3,887,160      $   2,521,929      $   1,645,428

Basic earnings per share
     As reported                $        1.30      $         .86      $         .55
     Pro forma                  $        1.24      $         .80      $         .52

Diluted earnings per share
     As reported                $        1.28      $         .85      $         .53
     Pro forma                  $        1.22      $         .78      $         .50

The fair value of each option grant is estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted average assumptions for the options and SAR's granted in 1998 and 1996, respectively: risk-free interest rates of 5.63% and 6.84%; expected volatility of 56.15% and 67.39%; expected lives of 10 years for options and four years for SAR's for all years; and no dividend yield for all years.

                     TRANS-INDUSTRIES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1998, 1997 AND 1996

--------------------------------------------------------------------------------


NOTE H - EMPLOYEE BENEFIT PLANS (CONTINUED)

A summary of the status of the Plan as of December 31, 1998, 1997, and 1996 and changes during the years then ended is as follows:

                                      1998                           1997                            1996
                            ---------------------------     --------------------------     --------------------------
                                               WEIGHTED                       WEIGHTED                       WEIGHTED
                                                AVERAGE                        AVERAGE                       AVERAGE
                             STOCK            EXERCISE     STOCK             EXERCISE     STOCK              EXERCISE
                            OPTIONS   SAR'S     PRICE     OPTIONS    SAR'S     PRICE     OPTIONS     SAR'S    PRICE
                           --------- -------   --------   --------  -------   --------   --------   -------  --------
Outstanding at
  Beginning of
  year                     $ 130,000  78,000   $  6.875    136,000   81,600   $  6.875         --        --   $     --
Granted                        5,000   3,000      13.50         --       --               136,000    81,600      6.875
Exercised                      2,400   2,400      6.875      1,200       --      6.875         --        --         --
Forfeited                      8,400   3,600      6.875      4,800    3,600      6.875         --        --         --

Outstanding at
  end of year                124,200  75,000   $  7.141    130,000   78,000   $  6.875    136,000    81,600     $6.875

Exercisable at
  Year end                    47,680  48,000                26,000   26,000                    --        --

Weighted
  Average fair
  value of grants
  during the year          $   8.563 $ 8.563                    --       --              $   5.50   $  5.50

The options are for a ten year duration with twenty percent vesting in each of the first five years. The SAR's are for a four year duration with one-third vesting in each of the first three years. Holders of SAR's will upon exercise, receive in cash or other property at the sole discretion of the option committee, the difference between the base price and the market price of the Company's stock on the date of exercise. Since the SAR's were issued in tandem with stock options, upon exercise of an SAR the holder must surrender an equivalent number of stock options.

NOTE I - BUSINESS ACQUISITION

On September 1, 1998, the Company acquired all of the issued and outstanding common and preferred stock of The Lobb Company (Lobb), in exchange for $286,200. The Lobb Company was owned by certain officers and directors of the Company and is in the residential humidifier business. Goodwill of $217,000 was recorded in connection with this acquisition, which has been accounted for under the purchase method of accounting and accordingly the accompanying consolidated financial statements include Lobb's results from the date of acquisition. Lobb's operating results for 1998 and 1997 were not significant, accordingly, no pro forma information is presented.

                     TRANS-INDUSTRIES, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                        DECEMBER 31, 1998, 1997 AND 1996

--------------------------------------------------------------------------------

NOTE J - SIGNIFICANT CUSTOMERS

The Company has one major customer which accounted for ten percent or more of consolidated net sales in 1998. Sales to this customer amounted to $3,658,000. The Company had two major customers in 1997. Sales to these customers amounted to $8,538,000. The Company had one major customer in 1996.
Sales to this customer amounted to $4,200,000.

NOTE K - PATENT LITIGATION

The Company was the plaintiff in a patent infringement lawsuit filed in the Federal District Court for the Eastern District of Michigan, the Southern Division. On April 9, 1998, the District Court awarded the Company $3,023,773 in damages and $1,119,588 in interest. On May 1, 1998 the defendant paid the damages awarded to the Company and appealed the interest award. On January 3, 1999, the Court of Appeals heard the appeal but has yet rendered its' opinion.

NOTE L - SEGMENT INFORMATION

During 1998, the Company adopted SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information," which establishes standards for the way that public business enterprises report information about operating segments. This statement also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company operates in one market segment, the transportation industry.


Financial information summarized by geographic is as follows:

                                1998                             1997                           1996
                     -------------------------      ----------------------------      --------------------------
                                        LONG-                            LONG-                          LONG-
                                        LIVED                            LIVED                          LIVED
                      REVENUES         ASSETS          REVENUES          ASSETS         REVENUES        ASSETS
                    -----------      ---------        ----------       ---------       ----------      ---------
United States       $26,208,932      $5,552,400      $27,527,627      $4,903,047      $22,976,188      $4,536,188
United Kingdom        3,425,315         740,088        2,169,005         634,555        2,379,228         609,373
Canada                4,101,794              --        3,900,835              --        4,021,138              --
Other                 2,059,345              --        1,784,994              --          543,129              --
                    -----------      ----------      -----------      ----------      -----------      ----------
Total               $35,795,386      $6,292,488      $35,382,461      $5,537,602      $29,919,604      $5,145,561
                    ===========      ==========      ===========      ==========      ===========      ==========

                            SUPPLEMENTAL INFORMATION

                     TRANS-INDUSTRIES, INC. AND SUBSIDIARIES

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                        DECEMBER 31, 1998, 1997, AND 1996

--------------------------------------------------------------------------------


                                ALLOWANCE FOR                             ALLOWANCE FOR
                                  DOUBTFUL                                   DOUBTFUL     VALUATION
                                  ACCOUNTS         BAD       WRITE-OFF OF    ACCOUNTS     ALLOWANCE
                                  BEGINNING        DEBT     UNCOLLECTIBLE     END OF     ON DEFERRED
                                  OF PERIOD      EXPENSE      ACCOUNTS        PERIOD     TAX ASSETS
                                 -----------    ---------    -----------   -----------  -----------
Year ended December 31, 1996      $137,000      $439,000      $467,000      $109,000      $554,000

Year ended December 31, 1997      $109,000      $214,000      $110,000      $213,000      $619,000

Year ended December 31, 1998      $213,000      $162,000      $150,000      $225,000      $619,000


                                    PART III


Item 10.   Directors and Executive Officers of the Registrant.


    Name of Director (a)
    or Officer (b)               Age      Office Held and/or Principal Occupation               Term Expires
    --------------               ---      ---------------------------------------               ------------
    Dale S. Coenen  (a)          70       Chairman of the Board and President                   May 1999
      and  (b)                            since 1972.

    Duncan Miller  (a)           74       Director since 1967, Investment                       May 1999
                                          Counselor.

    Gerald J. Murphy  (a)        81       Director since 1971, private investor.                Retired 2/98

    Matthew M. Wirgau  (a)       47       Director since 1992.                                  May 1999

    Robert J. Ruben  (b)         75       Secretary since 1967.                                 May 1999

    Kai R. Kosanke  (b)          48       Vice-President since January 1987.                    May 1999
                                          Controller - 1983 thru 1987.
                                          Accounting Manager - 1981 thru 1983.

    Paul Clemo     (b)           38       Assistant Secretary since May 1991.                   May 1999
                                          Assistant Treasurer since May 1991.

    O.K. Dealey, Jr.  (a)        58       President - Transmatic, Inc.                          May 1999
      and (b)                             Director since 1998.

    Jessie D. Swinea, Jr.  (a)   63       President - Vultron, Inc.                             May 1999
      and (b)                             Director since 1998.

              The Company's directors and executive committee's fees for 1998 were as follows: Dale S. Coenen $25,000.00; Duncan Miller, $25,000.00; Gerald J. Murphy, $4,167.00; Matthew M. Wirgau, $25,000.00; O.K. Dealey, Jr., $15,625.00;
and Jessie D. Swinea, Jr., $15,625.00

              Mr. Miller is a director of W. R. Berkley Corp.

Item 11.      Executive Compensation.

Item 12.      Security Ownership of Certain Beneficial Owners and Management.

Item 13.      Certain Relationships and Related Transactions

              The information called for by Part III (Items 11, 12, and 13, and additional information regarding Item 10), is incorporated by reference from the Registrant's definitive proxy statement in connection with its Annual Meeting of Shareholders to be held on May 12, 1999, which Proxy Statement will be filed pursuant to Regulation 14A.

                                     PART IV

Item 14.      Exhibits, Financial Statement Schedules and Reports on Form 8-K

    (a) 1, 2. Consolidated Financial Statements for Trans-Industries, Inc. and Subsidiaries for years ended December 31, 1998, 1997, and 1996 are filed under Part II, Item 8.

              3.  Exhibits:
              Exhibit 3 (a) Restated Certificate of Incorporation incorporated herein by reference to Form 8 filed May 17, 1982. Exhibit 3 (b) Bylaws incorporated herein by reference to Registration Statement No. 2-30317.
              Exhibit 13 (b) Form 10-Q for quarter ended September 30, 1998, filed with the Securities and Exchange Commission on November 12, 1998 incorporated herein by reference.
              Exhibit 21 List of Subsidiaries (see page 38).

    (b) No reports on Form 8-K for the three months ended December 31, 1998 were required to be filed.

                                   SIGNATURES

              Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            TRANS-INDUSTRIES, INC.






          Date:   3/23/99                   /s/     Dale S. Coenen
                  --------------            ------------------------------------
                                            Dale S. Coenen
                                            Chairman of the Board of Directors
                                            and Chief Executive Office


              Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, which include the President, the Chief Financial Officer, the Assistant Treasurer, and a majority of the Board of Directors on behalf of the Registrant and in the capacities and on the dates indicated:

/s/     Dale S. Coenen                               President     3/23/99
------------------------------                                     -------------
(Dale S. Coenen)


/s/     Kai Kosanke                             Vice-President     3/23/99
------------------------------                                     -------------
(Kai Kosanke)                      and Chief Financial Officer


/s/     Paul Clemo                         Assistant Treasurer     3/23/99
------------------------------                                     -------------
(Paul Clemo)


/s/     Jessie D. Swinea, Jr.                         Director     3/23/99
------------------------------                                     -------------
(Jessie D. Swinea, Jr.)


/s/     O.K. Dealey, Jr.                              Director     3/23/99
------------------------------                                     -------------
(O.K. Dealey, Jr.)