Form 10-Q
period 1999-03-31
TRANS INDUSTRIES INC
filed 1999-05-12
CIK 99102

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

         For Quarter Ended March 31, 1999       Commission File Number 0-4539

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

The number of shares outstanding of registrant's Common stock, par value $.10 per share, at March 31, 1999 was 3,139,737.

                 TRANS-INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

                FORM 10-Q - FOR THE QUARTER ENDED MARCH 31, 1999

                                      INDEX


PART I.   Financial Information


Item 1.           FINANCIAL STATEMENTS

                  A.       Consolidated Statements of Earnings ---
                              Three months ended March 31, 1999 and 1998.

                  B.       Consolidated Statements of Comprehensive Income---
                              Three months ended March 31, 1999 and 1998.

                  C.       Consolidated Balance Sheets ---
                              March 31, 1999 and December 31, 1998.

                  D.       Consolidated Statements of Cash Flows ---
                              Three months ended March 31, 1999 and 1998.

                  E.       Notes to Consolidated Financial Statements.


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


PART II.  Other Information

Item 1.           LEGAL PROCEEDINGS

Item 6.           EXHIBITS AND REPORTS ON FORM 8-K

                  SIGNATURES

                     TRANS-INDUSTRIES, INC. AND SUBSIDIARIES
A.
                 CONSOLIDATED STATEMENTS OF EARNINGS (Unaudited)


                                                                         For 3 Months Ended:
                                                                         -------------------
                                                                      3/31/99            3/31/98
                                                                      -------            -------

1.   Gross sales less discounts, returns and allowances             $  8,910,832       $  9,202,796

2.   Cost of goods sold                                                6,247,649          5,989,735
                                                                    ------------        ------------
3.   Gross Profit                                                      2,663,183          3,213,061

4.   Selling, general and administrative exp.                          2,450,365          2,083,175
                                                                    ------------      -------------

5.   Operating income                                                    212,818          1,129,886

6.   Other (income)/ expense
         Interest expense                                                184,214            141,219
         Other income                                                    (51,095)           (22,390)
                                                                    ------------       ------------
         Total other (income)/expense                                    133,119            118,829
                                                                    ------------       ------------
7.   Earnings before income taxes                                         79,699          1,011,057

8.   Income tax expense                                                   58,000            278,000
                                                                    ------------       ------------
9.   Net profit                                                     $     21,699       $    733,057

10.  Earnings per share (Note 6):
         Basic                                                      $        .01       $        .23
         Diluted                                                    $        .01       $        .23
                                                                    ============       ============
11.  Dividends per share                                            $         --       $         --
                                                                    ============       ============



See Notes to Financial Statements

                     TRANS-INDUSTRIES, INC. AND SUBSIDIARIES
B.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                      QUARTER ENDED MARCH 31, 1999 AND 1998



                                                                 1999                   1998
                                                           ------------             ------------
Net earnings                                              $      21,699             $    733,057

Other comprehensive income (loss)
   Equity adjustment from foreign
      currency translation                                      (30,581)                    3130
                                                         --------------             ------------

Comprehensive income                                     ($       8,882)            $    736,187
                                                         ==============             ============









See Notes to Financial Statements


                    TRANS-INDUSTRIES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS



      ASSETS


Current Assets                              3/31/99           12/31/98
                                          (Unaudited)         (Audited)
                                          -----------         ---------

    Cash                                  $    65,386       $   193,579
     Accounts receivable                    8,801,491         8,658,444
     Inventories (Note 2)                  11,831,454        10,896,529
     Prepaid expenses                         732,763           584,419
     Deferred income taxes                    469,000           461,000
                                          -----------        ----------
     Total current assets                  21,900,094        20,793,971

Property, Plant & Equipment, at Cost


     Land                                     306,881           306,881
     Land Improvements                        126,660           126,660
     Buildings                              5,465,952         5,457,543
     Machinery & equipment                 10,070,081         9,236,662
                                          -----------        ----------
                                           15,969,574        15,127,746
     Less: accumulated
           depreciation                    (9,953,662)       (9,396,048)
                                          -----------        ----------
     Net plant and equipment                6,015,912         5,731,698
                                          -----------        ----------
Other Assets

     Investments in affiliates                 10,000            10,000

     Patents, licenses & trademarks,
     net of accumulated amortization          176,718           195,694

     Excess of cost of investment in
     stock of subsidiary over equity in
     underlying net assets of acquisition   1,663,294           351,721

     Sundry                                     8,800             3,375
                                          -----------        ----------


Total assets                              $29,774,818       $ 27,086,459
                                          ===========       ============




                       LIABILITIES AND STOCKHOLDERS EQUITY


   Current Liabilities


                                                3/31/99           12/31/98
                                              (Unaudited)         (Audited)
                                              -----------         ---------
    Notes Payable (Note 5)                  $  8,031,758        $ 4,645,144
     Current installments
         - Long term debt (Note 5)                275,126            222,726
     Accounts payable - trade                   2,649,470          2,792,705
     Accrued liabilities                        1,512,350          1,621,198
     Income taxes                                  58,277            614,000
                                             ------------        -----------
     Total current liabilities                 12,526,981          9,895,773

     Deferred income taxes - Non-current          325,000            325,000


   Long term debt

     Current portion shown above (Note 5)       3,237,750          3,175,917
     Other non-current liabilities                344,340            340,140

    Stockholders' Equity

   Preferred stock of $1.00 par value
     per share - authorized 500,000
     shared; none issued                               --                 --

     Common stock of $.10 par value per
     share - authorized 10,000,000 shares;
     3,139,737 shares issued and 3,139,737
     outstanding at 3/31/99                       313,974            313,974


     Additional paid-in  capital                4,072,081          4,072,081
     Retained earnings                          9,053,805          9,032,106
     Foreign currency translation                 (99,113)           (68,532)
                                             ------------        -----------
                                               13,340,747         13,349,629
                                             ------------        -----------
   Total liabilities and stockholders'
     equity                                  $ 29,774,818        $27,086,459
                                             ============        ===========


See Notes to Financial Statements.

                             TRANS-INDUSTRIES, INC.
                      Consolidated Statements of Cash Flows
D.             For the Three Months Ended March 31, 1999 and 1998


                                            Three Months Ended March 31
                                                 1999        1998
                                             (Unaudited)  (Unaudited)
                                             -----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                   $   21,699   $  733,057
Adjustments to reconcile net income
to net cash provided by operations:
     Depreciation/Amortization                  267,074      215,410
     Decrease (increase) in accts. receiv    (   63,047)     214,527
     Decrease (increase) in inventory        (  726,725)  (  350,770)
     Decrease (increase) in prepaid exp      (  146,044)  (  429,172)
     Increase (decrease) in accts. payable   (  203,735)     633,267
     Increase (decrease) in accr. liab       (  173,689)  (  379,095)
     Increase (decrease) in income taxes     (  555,723)     168,000
     Other                                   (   54,880)         -0-
                                             ----------   ----------

Net Cash Provided (Used) by Operations       (1,635,070)     805,224

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchase of fixed assets                (  357,453)  (  244,410)
     Acquisition of Business                 (1,362,854)         -0-
                                             ----------   ----------

Net Cash Provided (Used) by Investing        (1,720,307)  (  244,410)

CASH FLOWS FROM FINANCING ACTIVITIES
     Net increase (repayment) of long-term
     borrowings                              (  128,849)  (   61,325)
     Net proceeds (payment) of credit line    3,386,614   (  474,498)
     Common stock issued through ESOP                -0-       8,250
                                             ----------   ----------

Net Cash Provided (Used) by Financing         3,257,765   (  527,573)

Foreign currency translation                 (   30,581)       3,130
                                             ----------  -----------

Net Increase in Cash                         (  128,193)      36,371
Cash at beginning of year                       193,579      132,297
                                             ----------  -----------
Cash at end of quarter                       $   65,386  $   168,668

Supplemental Disclosures:
     Interest paid                           $  160,537  $   140,087
     Income taxes paid                       $  610,000  $   110,000



See Notes to Financial Statements

E.                   TRANS-INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.   Basis of Presentation

     The financial information presented as of any date other than December 31 has been prepared from the Company's books and records without audit. Financial information as of December 31 has been derived from the audited financial statements of the Company. In the opinion of management, all adjustments consisting of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods indicated, have been included. For further information regarding the Company's accounting policies, refer to the consolidated financial statements and related notes included in the Company's annual report on form 10-K for the year ended December 31, 1998.


2.   Inventories

     The major components of inventories are:


                                                      3/31/99             12/31/98
                                                      -------             --------

                  Raw Materials                    $ 4,843,951         $ 4,078,689
                  Work in Process                    4,392,022           4,346,320
                  Finished Goods                     2,595,481           2,471,520
                                                   -----------         -----------

                                                   $11,831,454         $10,896,529
                                                   ===========         ===========


3.   Principles of Consolidation

     There have been no significant changes in the principles of consolidation since our most recent audited financial statements.


4.   Significant Accounting Policies

     There have been no significant changes in the accounting policies since our most recent audited financial statements.

     E.             TRANS-INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



5.   Long-Term Debt

     Long-term debt at March 31, 1999 consisted of the following:


     Trans-Industries, Inc., $3,840,000 term note, payable in                                   $3,234,377
     monthly installments of $39,036 which includes interest at bank's prime lending rate, and a balloon payment of $1,723,141 in October 2004.  The note is secured by substantially all the assets of Trans-Industries, Inc. and subsidiaries.

     Term note, payable in monthly installments of $896                                            109,509
     including interest at a rate of 6%.  The note is
     due January 21, 2002.

     Other                                                                                         168,990

                                                                                                ----------
                                                                                                 3,512,876
     Less current installments                                                                  (  275,126)
                                                                                                ----------
     Long-term debt                                                                             $3,237,750
                                                                                                ==========

     The Trans-Industries, Inc. term loan agreement contains restrictive provisions relating principally to the maintenance of working capital, tangible net worth, and ratio of debt to earnings. At March 31, 1999 the Company was not in compliance and received a waiver from the bank.

     The Company also has an unsecured $10,000,000 line of credit of which $8,031,758 was utilized at March 31, 1999. Interest is charged at the bank's prime lending rate, less 1/4 point. This line of credit expires on July 1, 2000.

                     TRANS-INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.   Earnings Per Share

     The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share computations.



                                                        EARNINGS         SHARES         PER SHARE
                                                       (NUMERATOR)    (DENOMINATOR)       AMOUNT
                                                       -----------    -------------       ------
     Qtr. ended March 31, 1999
         Basic earnings per share:
              Earnings available to common
                  stockholders                           $21,699        3,138,339      $     .01
              Effect of dilutive securities
                  Stock options                               --            8,090            .00
                                                         -------        ---------      ---------
         Diluted earnings per share:
              Earnings available to stockholders
              plus assumed conversions                   $21,699        3,146,429      $     .01
                                                         =======        =========      =========


                                                        EARNINGS         SHARES         PER SHARE
                                                       (NUMERATOR)    (DENOMINATOR)      AMOUNT
                                                       -----------    -------------      ------
     Qtr. ended March 31, 1998
         Basic earnings per share:
              Earnings available to common
                  stockholders                          $733,057        3,135,848      $     .23
              Effect of dilutive securities
                  Stock Options                              --            58,427            .00
                                                        --------        ---------      ---------
         Diluted earnings per share:
              Earnings available to stockholders
              plus assumed conversions                  $733,057        3,194,275      $     .23
                                                        ========        =========      =========


     During 1998, the Company's stock transfer agent (agent) notified the Company that the agent's records did not reflect the issuance of 62,948 shares of the Company's common stock which shares were presented for the payment of dividends. The certificates underlying the shares were issued prior to 1995. The Company's Board of Directors authorized the issuance of the 62,948 shares to validate the underlying certificates. Prior year earnings per share computations were based on information furnished by the transfer agent and have been revised to give effect to these shares as if they had been outstanding for all periods presented. Earnings per share as presented in the accompanying financial statements have been restated and are less than those previously reported for 1998.

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

8.   Segment Information

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

     Financial information summarized by geographic is as follows:


                                              3/31/99                                       3/31/98
                                   ---------------------------------          ----------------------------------

                                                          LONG-                                         LONG-
                                                          LIVED                                         LIVED
                                    REVENUES              ASSETS                 REVENUES              ASSETS
                                    --------              ------                 --------              ------

     United States                 $6,524,400           $6,931,685             $6,738,172          $4,940,718
     United Kingdom                   775,230              943,039                880,630             625,887
     Canada                         1,021,093                    -              1,054,549                   -
     Other                            590,109                    -                529,445                   -

     Total                         $8,910,832           $7,874,724             $9,202,796          $5,566,605


9.   Business Acquisition

     In February, 1999, Trans-Industries, Inc. acquired 100% of the outstanding common stock of Plastech Transparencies, Inc., a California based company specializing in the design and manufacture of glass and window system technology. In a transaction accounted for as a purchase. Plastech Transparencies, Inc. has served the replacement and conversion market in the West Coast transit industry since 1991. Plastech will become part of Trans-Industries' Transmatic Group of Companies, operating as a wholly owned subsidiary of Transmatic, Inc. and will change its name to TransGlass, Inc.

                     TRANS-INDUSTRIES, INC. AND SUBSIDIARIES

Item 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                       CONDITION AND RESULTS OF OPERATIONS

                      For Three Months Ended March 31, 1999

Sales and Earnings

Sales for the quarter ended March 31, 1999 were $8,910,832 compared to $9,202,796 for the same period a year ago. This decrease of $291,964 was primarily attributable to a decline in sales volumes at the Company's electronics display and lighting operations in England.

During the first quarter of 1999, the Company realized a net profit of $21,699 on sales of $8,910,832. For the same period of the prior year, the Company reported net profit of $733,057 on sales of $9,202,796. This decrease in net profit was due solely to the Company's electronic operations, both domestically and internationally. Hardware and software design delays coupled with late factory "buy-offs" on the part of the customer resulted in excess labor and factory overhead costs. Moreover, administration expense levels were increased in research and development and marketing in anticipation of higher volume levels being realized.

Inventories

Inventory valuation is based upon the lower of cost or market. At March 31, 1999, consolidated inventories were $11,831,454 compared to $7,175,208 a year ago. This increase of $4,656,246 is to accommodate anticipated growth in sales volume.

Interest

Interest expense amounted to approximately $184,000 and $141,000 for the first quarter of 1999 and 1998, respectively. This increase of $43,000 was the result of higher debt levels in 1999.

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

Fortunately, the Company, as a whole, is not faced with any serious consequences relating to the year 2000 issue. Both U.K. operations are utilizing relatively new data processing systems and are already "Year 2000 Compliant". Likewise, the Company's lighting and dust control operations have installed a new system over the last year and a half. Testing of the system was completed in October of 1998 and went live in November 1998, thus eliminating potential year 2000 compliance issues. The balance of the Company's operations utilize the same software, which consist of eight modules. Three of the eight modules have been modified to accommodate a four-digit year. Testing has been completed, and they are already in daily use. One module (payroll) is going to be replaced with new, more current software during the third quarter of 1999. The balance of the modules are in the modification stage and are expected to be completed during the third quarter of 1999.

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

                           PART II - OTHER INFORMATION



Item 1.                         LEGAL PROCEEDING

     The Company was the plaintiff in a patent infringement lawsuit filed in the Federal District Court for the Eastern District of Michigan, the Southern Division. On April 9, 1998, the District Court awarded the Company $3,023,773 in damages and $1,119,588 in interest. On May 1, 1998, the defendant paid the damages awarded to the Company and appealed the interest award. On April 29, 1999, the Court of Appeals, consisting of a three judge panel, ruled in favor of the defendant, thus allowing the interest calculation to be computed using an interest rate of approximately 1/2 the original calculation. Because the decision was not unanimous, the Company is going to appeal this decision. A final outcome on the interest award is expected in 6 - 9 months.


Item 6.                EXHIBITS AND REPORTS ON FORM 8-K


     (b) Form 8K dated May 4, 1998; receipt of damage award and Declaration of Special Dividend.

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of l934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                   TRANS-INDUSTRIES, INC.




Date: May 12, 1999                                 /s/     Kai Kosanke
      -----------------------                      -----------------------------
                                                   Kai Kosanke, Treasurer
                                                   and Chief Financial Officer



Date: May 12, 1999                                 /s/     Paul Clemo
      -----------------------                      -----------------------------
                                                   Paul Clemo
                                                   Assistant Treasurer

                               INDEX TO EXHIBITS


EXHIBIT NO.                    DESCRIPTION
-----------                    -----------

   EX-27                       Financial Data Schedule