Form 10-Q
period 1999-06-30
TRANS INDUSTRIES INC
filed 1999-08-11
CIK 99102

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

         For Quarter Ended June 30, 1999    Commission File Number 0-4539

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

                  (Address)                          (Zip Code)

        Registrant's Telephone Number, including Area Code (248) 852-1990

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities and Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                                      ---  ----

The number of shares outstanding of registrant's Common stock, par value $.10 per share, at June 30, 1999 was 3,139,737.

                 TRANS-INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

                 FORM 10-Q - FOR THE QUARTER ENDED JUNE 30, 1999

                                      INDEX


PART I.   Financial Information


Item 1.           FINANCIAL STATEMENTS

                  A.          Consolidated Statements of Earnings --- Three
                                months ended June 30, 1999 and 1998. Six months ended June 30, 1999 and 1998.

                  B.          Consolidated Statements of Comprehensive Income
                                --- Six months ended June 30, 1999 and 1998.

                  C.          Consolidated Balance Sheets --- June 30, 1999 and
                                December 31, 1998.

                  D.          Consolidated Statements of Cash Flows --- Six
                                months ended June 30, 1999 and 1998.

                  E.          Notes to Consolidated Financial Statements.


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


PART II.  Other Information

Item 1.           LEGAL PROCEEDINGS

Item 6.           EXHIBITS AND REPORTS ON FORM 8-K

                  SIGNATURES

                     TRANS-INDUSTRIES, INC. AND SUBSIDIARIES
A.
                 CONSOLIDATED STATEMENTS OF EARNINGS (Unaudited)


                                                              For 3 Months Ended:              For 6 Months Ended:
                                                              -------------------              -------------------
                                                             6/30/99         6/30/98         6/30/99        6/30/98
                                                             -------         -------         -------        -------

1.  Gross sales less discounts, returns and allowances    $  9,517,217    $  9,215,103    $ 18,428,049    $ 18,417,899

2.  Cost of goods sold                                       6,732,713       6,108,611      12,980,362      12,098,346
                                                          ------------    ------------    ------------    ------------
3.  Gross Profit                                             2,784,504       3,106,492       5,447,687       6,319,553

4.  Selling, general and administrative exp.                 2,520,054       2,282,177       4,970,419       4,365,352
                                                          ------------    ------------    ------------    ------------
5.  Operating income/(loss)                                    264,450         824,315         477,268       1,954,201

6.  Other (income)/ expense
       Interest expense                                        231,434         134,292         415,648         275,511
       Other Income - Net Lawsuit Proceeds                           0      (1,596,811)              0      (1,596,811)
       Other income                                            (14,051)        (14,067)        (65,146)        (36,457)
                                                          ------------    ------------    ------------    ------------
       Total other (income)/expense                            217,383      (1,476,586)        350,502      (1,357,757)
                                                          ------------    ------------    ------------    ------------
7.  Earnings before income taxes                                47,067       2,300,901         126,766       3,311,958

8.  Income tax expense                                          35,000         211,000          93,000         489,000
                                                          ------------    ------------    ------------    ------------
9.  Net profit                                            $     12,067    $  2,089,901    $     33,766    $  2,822,958
                                                          ============    ============    ============    ============
10. Earnings per share: (note 6)
       Basic                                              $        .00    $        .67    $        .01    $        .90
       Diluted                                            $        .00    $        .65    $        .01    $        .88
                                                          ============    ============    ============    ============
11. Dividends per share                                   $        -      $        .10    $        -      $        .10
                                                          ============    ============    ============    ============


See Notes to Financial Statements

                     TRANS-INDUSTRIES, INC. AND SUBSIDIARIES
B.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                     SIX MONTHS ENDED JUNE 30, 1999 AND 1998



                                                                1999                    1998
                                                          -------------             ------------
Net earnings                                              $      33,766             $  2,822,958

Other comprehensive income (loss)
   Equity adjustment from foreign
      currency translation                                       13,707                   17,423
                                                          -------------             ------------

Comprehensive income                                      $      47,473             $  2,840,381
                                                          =============             ============









See Notes to Financial Statements

                     TRANS-INDUSTRIES, INC. AND SUBSIDIARIES
C.
                           CONSOLIDATED BALANCE SHEETS

     ASSETS                                                               LIABILITIES AND STOCKHOLDERS EQUITY
     ------                                                               -----------------------------------

Current Assets                                6/30/99        12/31/98   Current Liabilities                 6/30/99        12/31/98
--------------                                                          -------------------
                                           (Unaudited)      (Audited)                                    (Unaudited)       (Audited)
                                           -----------      ---------                                   ------------    ------------
     Cash                                $    298,946    $    193,579   Notes Payable (Note 5)          $  7,374,419    $  4,645,144
     Accounts receivable                    8,970,152       8,658,444   Current installments
     Inventories (Note 2)                  11,992,215      10,896,529       - Long term debt (Note 5)        566,405         222,726
     Prepaid expenses                         596,327         584,419   Accounts payable - trade           3,622,858       2,792,705
     Deferred income taxes                    468,978         461,000   Accrued liabilities                1,287,251       1,621,198
                                         ------------    ------------   Income taxes                        (198,470)        614,000
                                                                                                       -------------    ------------

     Total current assets                  22,326,618      20,793,971
                                                                        Total current liabilities         12,652,463       9,895,773
Property, Plant & Equipment, at Cost
------------------------------------
                                                                        Deferred income taxes
                                                                          - Non-current                      325,000         325,000
     Land                                     306,881         306,881
     Land Improvements                        126,660         126,660   Long term debt
     Buildings                              5,700,214       5,457,543   --------------
     Machinery & equipment                 10,772,292       9,236,662
                                         ------------     -----------     Current portion shown
                                           16,906,047      15,127,746     above (Note 5)                   4,184,276       3,175,917

                                                                           Other non-current
                                                                           liabilities                       348,540         340,140
     Less: accumulated
           depreciation                   (10,188,449)     (9,396,048)  Stockholders' Equity
                                         ------------    ------------   --------------------
     Net plant and equipment                6,717,598       5,731,698
                                         ------------    ------------
                                                                        Preferred stock of $1.00
                                                                          par value per share
Other Assets                                                              - authorized 500,000
------------
                                                                          shared; none issued                    --              --
     Investments in affiliates                 10,000          10,000
                                                                        Common stock of $.10 par
                                                                          value per share
     Patents, licenses & trademarks,                                      - authorized 10,000,000
     net of accumulated amortization          162,000         195,694     shares; 3,139,737 shares
                                                                          issued and 3,139,737
                                                                          outstanding at 6/30/99             313,974         313,974
     Excess of cost of investment in
     stock of subsidiary over equity
     in underlying net assets of
       acquisition                          1,682,790         351,721   Additional paid-in capital         4,072,081       4,072,081
     Sundry                                                             Retained earnings                  9,065,872       9,032,106
                                                8,375           3,375   Foreign currency translation         (54,825)       (68,532)
                                         ------------    ------------                                  -------------    ------------
                                                                                                          13,397,102      13,349,629
                                                                                                       -------------    ------------
Total assets                             $ 30,907,381    $ 27,086,459   Total liabilities and
                                         ============    ============    stockholders' equity         $   30,907,381    $ 27,086,459
                                                                                                      ==============    ============

See Notes to Financial Statements.

                             TRANS-INDUSTRIES, INC.
                      Consolidated Statements of Cash Flows
D.                For the Six Months Ended June 30, 1999 and 1998

                                                                            Six Months Ended June 30
                                                                            ------------------------
                                                                              1999                 1998
                                                                              ----                 ----
                                                                        (Unaudited)            (Unaudited)
                                                                       --------------       ---------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                             $      33,766        $     2,822,961
Adjustments to reconcile net income
to net cash provided by operations:
     Depreciation/Amortization                                               648,880                438,818
     Decrease (increase) in accts. receiv.                                  (231,708)               (50,531)
     Decrease (increase) in inventory                                       (887,486)              (898,034)
     Decrease (increase) in prepaid exp.                                      (9,608)              (381,589)
     Increase (decrease) in accts. payable                                   769,653                 55,980
     Increase (decrease) in accr. liab.                                     (398,788)              (252,629)
     Increase (decrease) in income taxes                                    (812,470)               551,000
     Other                                                                  (153,173)              (307,440)
                                                                       --------------       ---------------

Net Cash Provided (Used) by Operations                                     (1,040,934)            1,978,536

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchase of fixed assets                                              (1,346,983)             (443,201)
     Acquisition of Business                                               (1,362,854)                   -0-
                                                                       --------------       ---------------

Net Cash Provided (Used) by Investing                                      (2,709,837)             (443,201)

CASH FLOWS FROM FINANCING ACTIVITIES
     Net increase (repayment) of long-term
     borrowings                                                            1,113,156               (256,492)
     Net proceeds (payment) of credit line                                 2,729,275             (1,328,056)
     Common stock issued through ESOP                                            -0-                  8,250
                                                                       --------------       ---------------

Net Cash Provided (Used) by Financing                                      3,842,431             (1,576,298)

Foreign currency translation                                                  13,707                 17,423
                                                                       --------------       ---------------

Net Increase in Cash                                                         105,367                (23,540)
Cash at beginning of year                                                    193,579                132,297
                                                                       --------------       ---------------
Cash at end of quarter                                                 $     298,946        $      108,757
                                                                       ==============       ===============
Supplemental Disclosures:
     Interest paid                                                     $     384,919        $      272,097
     Income taxes paid                                                 $     900,578        $      761,000


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


2.   Inventories

     The major components of inventories are:

                                                 6/30/99            12/31/98
                                                 -------            --------

             Raw Materials                     $5,676,843          $4,078,689
             Work in Process                    4,000,550           4,346,320
             Finished Goods                     2,314,822           2,471,520
                                              -----------          ----------
                                              $11,992,215         $10,896,529
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

E.                  TRANS-INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



5.   Long-Term Debt

     Long-term debt at June 30, 1999 consisted of the following:

     Trans-Industries, Inc., $3,840,000 term note, payable in                                   $3,180,975
     monthly installments of $39,036 which includes interest at bank's prime lending rate, and a balloon payment of $1,723,141 in October
     2004.  The note is secured by substantially all the assets of
     Trans-Industries, Inc. and subsidiaries.

     Term note, payable in monthly installments of $896                                            108,459
     including interest at a rate of 6%.  The note is due January 21,
     2002.

     Term note, payable in monthly installments of $16,667 plus                                  1,000,000
     interest at bank's prime lending rate less 1/4 point.
     The note is due July 1, 2004.

     Transmatic Europe mortgage note, payable in monthly                                           181,560
     installments of $2,400 including interest at a rate of
     7.9%.  This note is due April 14, 2009.


     Other                                                                                         279,687


                                                                                               -----------
                                                                                                 4,750,681
     Less current                                                                                 (566,405)
installments                                                                                   -----------
     Long-term debt                                                                            $ 4,184,276
                                                                                               ===========


     The Trans-Industries, Inc. term loan agreement contains restrictive provisions relating principally to the maintenance of working capital, tangible net worth, and ratio of debt to earnings. At June 30, 1999 the Company was not in compliance and received a waiver from the bank.

     The Company also has an unsecured $10,000,000 line of credit of which $7,374,419 was utilized at June 30, 1999. Interest is charged at the bank's prime lending rate, less 1/4 point. This line of credit expires on July 1, 2000.

                     TRANS-INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.   Earnings Per Share

     The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share computations.

                                                      EARNINGS               SHARES          PER SHARE
                                                     (NUMERATOR)          (DENOMINATOR)       AMOUNT
                                                     -----------          ------------       ------
     Qtr. ended June 30, 1999
         Basic earnings per share:
              Earnings available to common
                  stockholders                       $    12,067             3,139,500      $     .00
              Effect of dilutive securities
                  Stock options                          --                      6,586            .00
                                                     -----------          ------------      ---------
         Diluted earnings per share:
              Earnings available to stockholders
              plus assumed conversions               $    12,067             3,146,086      $     .00
                                                     ===========          ============      =========

                                                      EARNINGS               SHARES          PER SHARE
                                                     (NUMERATOR)          (DENOMINATOR)       AMOUNT
                                                     -----------          -------------       ------
     Qtr. ended June 30, 1998
         Basic earnings per share:
              Earnings available to common
                  stockholders                       $ 2,089,901             3,136,300      $      .67
              Effect of dilutive securities
                  Stock Options                          --                     62,415            (.02)
                                                     -----------          ------------      ----------
         Diluted earnings per share:
              Earnings available to stockholders
              plus assumed conversions               $ 2,089,901             3,198,715      $      .65
                                                     ===========          ============      ==========

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

     Financial information summarized by geographic is as follows:

                                               6/30/99                                      6/30/98
                                -----------------------------------------    -----------------------------------------

                                                           LONG-                                        LONG-
                                                           LIVED                                        LIVED
                                     REVENUES              ASSETS                 REVENUES              ASSETS
                                     --------              ------                 --------              ------

     United States                 $13,492,788           $7,023,013             $13,485,355           $4,927,310
     United Kingdom                  1,603,215            1,557,750               1,762,438              614,675
     Canada                          2,111,671                    -               2,110,508                    -
     Other                           1,220,375                    -               1,059,598                    -

     Total                         $18,428,049           $8,580,763             $18,417,899           $5,541,985

9.   Business Acquisition

     In February, 1999, Trans-Industries, Inc. acquired 100% of the outstanding common stock of Plastech Transparencies, Inc., a California based company specializing in the design and manufacture of glass and window system technology, in a transaction accounted for as a purchase. Plastech Transparencies, Inc. has served the replacement and conversion market in the West Coast transit industry since 1991. Plastech has become part of Trans-Industries' Transmatic Group of Companies, operating as a wholly owned subsidiary of Transmatic, Inc. and has changed its name to TransGlass, Inc.

                     TRANS-INDUSTRIES, INC. AND SUBSIDIARIES

Item 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                       CONDITION AND RESULTS OF OPERATIONS

                      For Three Months Ended June 30, 1999

Sales and Earnings

Sales for the quarter ended June 30, 1999 were $9,517,217 compared to $9,215,103 for the same period a year ago.

Although domestic revenues increased by approximately $1.2 million compared to the same period a year ago, a decline in foreign revenues of approximately $.9 million netted the Company an overall increase in revenues of $302,114. The increase in domestic revenues was primarily due to increased demand for the Company's lighting products. Sales volume at the Company's foreign operations are expected to improve over the balance of the year.

During the second quarter of 1999, the Company realized a net profit of $12,067 on sales of $9,517,217. For the same period of the prior year, the Company reported a net profit of $2,089,901 on sales of $9,215,103. The net profit reported for the second quarter of 1998 in the amount of $2,089,901 includes $1,596,811, representing net damages awarded the Company from a patent infringement lawsuit.

Inventories

Inventory valuation is based upon the lower of cost or market. At June 30, 1999, consolidated inventories were $11,992,215 compared to $7,722,472 a year ago. This increase of $4,269,743 is to accommodate anticipated growth in sales volume.

Interest

Interest expense amounted to approximately $231,000 and $134,000 for the second quarter of 1999 and 1998, respectively. This increase of $97,000 was the result of higher debt levels in 1999.

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

Fortunately, the Company, as a whole, is not faced with any serious consequences relating to the year 2000 issue. Both U.K. operations are utilizing relatively new data processing systems and are already "Year 2000 Compliant". Likewise, the Company's lighting and dust control operations have installed a new system in 1998. Testing of the system was completed in October of 1998 and went live in November 1998, thus eliminating potential year 2000 compliance issues. The balance of the Company's operations utilize the same software, which consist of eight modules. Three of the eight modules have been modified to accommodate a four-digit year. Testing has been completed, and they are already in daily use. One module (payroll) is going to be replaced with new, more current software during the third quarter of 1999. The balance of the modules are in the modification stage and are expected to be completed during the third quarter of 1999.

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

                           PART II - OTHER INFORMATION



Item 1.                         LEGAL PROCEEDING

     The Company was the plaintiff in a patent infringement lawsuit filed in the Federal District Court for the Eastern District of Michigan, the Southern Division. On April 9, 1998, the District Court awarded the Company $3,023,773 in damages and $1,119,588 in interest. On May 1, 1998, the defendant paid the damages awarded to the Company and appealed the interest award. On April 29, 1999, the Court of Appeals, consisting of a three judge panel, ruled in favor of the defendant, thus allowing the interest calculation to be computed using an interest rate of approximately 1/2 the original calculation. Because the decision was not unanimous, the Company appealed this decision. In June of 1999, the court again ruled in favor of the defendant. The Company has decided that another appeal would be fruitless and therefore has agreed to settle for approximately $717,000 as an interest award.
Conclusion and final settlement of this lawsuit is expected in August, 1999.


Item 6.                 EXHIBITS AND REPORTS ON FORM 8-K


     (b) Form 8K dated May 4, 1998; receipt of damage award and Declaration of Special Dividend.

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of l934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           TRANS-INDUSTRIES, INC.




Date:  August 11, 1999                     /s/     Kai Kosanke
----------------------                     --------------------------------
                                           Kai Kosanke, Treasurer
                                           and Chief Financial Officer



Date:  August 11, 1999                     /s/     Paul Clemo
----------------------                     --------------------------------
                                           Paul Clemo
                                           Assistant Treasurer

                                 Exhibit Index
                                 -------------

Exhibit No.              Description
-----------              -----------
     27                  Financial Data Schedule
