Form 10-Q
period 1999-09-30
TRANS INDUSTRIES INC
filed 1999-11-12
CIK 99102

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

  For Quarter Ended September 30, 1999        Commission File Number 0-4539

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

The number of shares outstanding of registrant's Common stock, par value $.10 per share, at September 30, 1999 was 3,139,737.

                 TRANS-INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

              FORM 10-Q - FOR THE QUARTER ENDED SEPTEMBER 30, 1999

                                      INDEX


PART I.   Financial Information


Item 1.           FINANCIAL STATEMENTS

                  A.  Consolidated Statements of Earnings ---
                        Three months ended September 30, 1999 and 1998. Nine months ended September 30, 1999 and 1998.

                  B.  Consolidated Statements of Comprehensive Income ---
                        Nine months ended September 30, 1999 and 1998.

                  C.  Consolidated Balance Sheets ---
                        September 30, 1999 and December 31, 1998.

                  D.  Consolidated Statements of Cash Flows ---
                        Nine months ended September 30, 1999 and 1998.

                  E.  Notes to Consolidated Financial Statements.


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


PART II.  Other Information

Item 1.           LEGAL PROCEEDINGS

Item 6.           EXHIBITS AND REPORTS ON FORM 8-K

                  SIGNATURES

                     TRANS-INDUSTRIES, INC. AND SUBSIDIARIES
A.
                 CONSOLIDATED STATEMENTS OF EARNINGS (Unaudited)


                                                               For 3 Months Ended:                 For 9 Months Ended:
                                                               -------------------                 -------------------
                                                            9/30/99            9/30/98         9/30/99              9/30/98
                                                          ------------       ------------    ------------        ------------
1.   Gross sales less discounts, returns and allowances   $  9,698,966       $  8,338,694    $ 28,127,015        $ 26,756,593

2.   Cost of goods sold                                      7,063,248          5,817,274      20,043,610          17,915,620
                                                          ------------       ------------    ------------        ------------
3.   Gross Profit                                            2,635,718          2,521,420       8,083,405           8,840,973

4.   Selling, general and administrative exp.                2,716,765          2,357,778       7,687,184           6,723,130
                                                          ------------       ------------    ------------        ------------

5.   Operating income/(loss)                                   (81,047)           163,642         396,221           2,117,843

6.   Other (income)/ expense
         Interest expense                                      266,374            145,781         682,022             421,292
         Other Income - Net Lawsuit Proceeds                  (599,294)                 0        (599,294)         (1,596,811)
         Other income                                           (6,978)           (23,981)        (72,124)            (60,438)
                                                          ------------       ------------    ------------        ------------
         Total other (income)/expense                         (339,898)           121,800          10,604          (1,235,957)
                                                          ------------       ------------    ------------        ------------
7.   Earnings before income taxes                              258,851             41,842         385,617           3,353,800

8.   Income tax expense                                        121,000             26,000         214,000             515,000
                                                          ------------       ------------    ------------        ------------
9.   Net profit                                           $    137,851       $     15,842    $    171,617        $  2,838,800
                                                          ============       ============    ============        ============
10.  Earnings per share: (note 6)
         Basic                                            $        .04       $        .01    $        .05        $        .92
         Diluted                                          $        .04       $        .01    $        .05        $        .90
                                                          ============       ============    ============        ============
11.  Dividends per share                                  $      --          $        --     $        --         $        .10
                                                          ============       ============    ============        ============




See Notes to Financial Statements

                     TRANS-INDUSTRIES, INC. AND SUBSIDIARIES
B.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                  NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998



                                                               1999                     1998
                                                           ------------             ------------
Net earnings                                               $    171,617             $  2,838,800

Other comprehensive income (loss)
   Equity adjustment from foreign
      currency translation                                       93,173                   57,141
                                                           ------------             ------------

Comprehensive income                                       $    264,790             $  2,895,941
                                                           ============             ============









See Notes to Financial Statements

                     TRANS-INDUSTRIES, INC. AND SUBSIDIARIES
C.
                           CONSOLIDATED BALANCE SHEETS

     ASSETS


Current Assets                                                     9/30/99           12/31/98
                                                                (Unaudited)         (Audited)
                                                                -----------       -----------
     Cash                                                       $    24,797       $   193,579
     Accounts receivable                                          9,834,204         8,658,444
     Inventories (Note 2)                                        12,325,086        10,896,529
     Prepaid expenses                                               856,514           584,419
     Deferred income taxes                                          468,978           461,000
                                                                -----------       -----------

     Total current assets                                        23,509,579        20,793,971

Property, Plant & Equipment, at Cost

     Land                                                           306,881           306,881
     Land Improvements                                              126,660           126,660
      Buildings                                                   5,704,630         5,457,543
     Machinery & equipment                                       11,173,843         9,236,662
                                                                -----------       -----------
                                                                 17,312,014        15,127,746
     Less: accumulated
           depreciation                                         (10,494,662)       (9,396,048)
                                                                -----------       -----------
     Net plant and equipment                                      6,817,352         5,731,698
                                                                -----------       -----------

Other Assets


     Investments in affiliates                                       51,000            10,000

     Patents, licenses & trademarks,
     net of accumulated amortization                                147,282           195,694

     Excess of cost of investment in
     stock of subsidiary over equity in
     underlying net assets of acquisition                         1,644,958           351,721

     Sundry                                                          48,930             3,375
                                                                -----------       -----------


Total assets                                                    $32,219,101       $27,086,459
                                                                ===========       ===========


     LIABILITIES AND STOCKHOLDERS EQUITY


   Current Liabilities                                           9/30/99             12/31/98
                                                               (Unaudited)          (Audited)
                                                               -----------          ---------
     Notes Payable (Note 5)                                     $ 8,825,650        $4,645,144
     Current installments
         - Long term debt (Note 5)                                  565,428           222,726
     Accounts payable - trade                                     3,322,046         2,792,705
     Accrued liabilities                                          1,349,249         1,621,198
     Income taxes                                                  (165,855)          614,000
                                                                 -----------       ----------

     Total current liabilities                                   13,896,518         9,895,773

     Deferred income taxes - Non-current                            325,000           325,000

   Long term debt


     Current portion shown above (Note 5)                         4,049,296         3,175,917
     Other non-current liabilities                                  333,868           340,140



   Stockholders' Equity


   Preferred stock of $1.00 par value
     per share - authorized 500,000
     shared; none issued                                                 --                --


     Common stock of $.10 par value per
     share - authorized 10,000,000 shares;
     3,139,737 shares issued and
     3,139,737 outstanding at 9/30/99                               313,974           313,974


     Additional paid-in  capital                                  4,072,081         4,072,081
     Retained earnings                                            9,203,723         9,032,106
     Foreign currency translation                                    24,641           (68,532)
                                                                -----------       -----------
                                                                 13,614,419        13,349,629
                                                                -----------       -----------
   Total liabilities and stockholders'
     equity                                                     $32,219,101       $27,086,459
                                                                ===========       ===========



See Notes to Financial Statements.

                             TRANS-INDUSTRIES, INC.
                      Consolidated Statements of Cash Flows
D.            For the Nine Months Ended September 30, 1999 and 1998


                                             Nine Months Ended September 30
                                             ------------------------------
                                                 1999          1998
                                                 ----          ----
                                             (Unaudited)    (Unaudited)
                                             -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                   $   171,617    $ 2,838,800
Adjustments to reconcile net income
to net cash provided by operations:
     Depreciation/Amortization                   956,995        714,391
     Decrease (increase) in accts. receivable (1,095,328)      (400,086)
     Decrease (increase) in inventory         (1,220,397)    (1,738,384)
     Decrease (increase) in prepaid expense     (269,805)      (270,858)
     Increase (decrease) in accts. payable       468,841        867,926
     Increase (decrease) in accr. liable        (336,790)      (233,085)
     Increase (decrease) in income taxes        (779,855)      (244,000)
     Dividends                                       -0-       (307,440)
     Other                                      (242,562)      (181,729)
                                             -----------    -----------

Net Cash Provided (Used) by Operations        (2,347,284)     1,045,535

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchase of fixed assets                 (1,699,888)      (777,087)
     Acquisition of Business                  (1,357,816)           -0-
                                             -----------    -----------

Net Cash Provided (Used) by Investing         (3,057,704)      (777,087)

CASH FLOWS FROM FINANCING ACTIVITIES
     Net increase (repayment) of long-term
     borrowings                                  962,527       (543,690)
     Net proceeds (payment) of credit line     4,180,506        363,636
     Common stock issued through ESOP                -0-         16,619
                                             -----------    -----------

Net Cash Provided (Used) by Financing          5,143,033       (163,435)

Foreign currency translation                      93,173         57,141
                                             -----------    -----------

Net increase (decrease) in Cash                 (168,782)       162,154
Cash at beginning of year                        193,579        132,297
                                             -----------    -----------
Cash at end of quarter                       $    24,797    $   294,451
                                             ===========    ===========

Supplemental Disclosures:
     Interest paid                           $   624,579    $   399,130
     Income taxes paid                       $   900,578    $ 1,572,000


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


2.   Inventories

     The major components of inventories are:

                                          9/30/99             12/31/98
                                          -------             --------
                  Raw Materials          $4,821,302          $4,078,689
                  Work in Process         4,989,172           4,346,320
                  Finished Goods          2,514,612           2,471,520
                                        -----------         -----------

                                        $12,325,086         $10,896,529
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

E.                  TRANS-INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



5.   Long-Term Debt

     Long-term debt at September 30, 1999 consisted of the following:

     Trans-Industries, Inc., $3,840,000 term note, payable in                                   $3,128,017
     monthly installments of $39,036 which includes interest at bank's prime lending rate, and a balloon payment of $1,723,141 in October 2004.  The note is secured by substantially all the assets of Trans-Industries, Inc. and subsidiaries.

     Term note, payable in monthly installments of $896                                            107,395
     including interest at a rate of 6%.  The note is due January 21,
     2002.

     Term note, payable in monthly installments of $16,667 plus interest                           966,667
     at bank's prime lending rate less 1/4 point.
     The note is due July 1, 2004.

     Transmatic Europe mortgage note, payable in monthly                                           186,156
     installments of $2,400 including interest at a rate of
     7.9%.  This note is due April 14, 2009.

     Other                                                                                         226,489
                                                                                                ----------
                                                                                                 4,614,724
     Less current installments                                                                    (565,428)
                                                                                                ----------
     Long-term debt                                                                             $4,049,296
                                                                                                ==========

     The Trans-Industries, Inc. term loan agreement contains restrictive provisions relating principally to the maintenance of working capital, tangible net worth, and ratio of debt to earnings. At September 30, 1999 the Company was not in compliance and received a waiver from the bank.

     The Company also has an unsecured $10,000,000 line of credit of which $8,825,650 was utilized at September 30, 1999. Interest is charged at the bank's prime lending rate, less 1/4 point. This line of credit expires on July 1, 2000.

                     TRANS-INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.   Earnings Per Share

     The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share computations.

                                                      EARNINGS               SHARES          PER SHARE
                                                     (NUMERATOR)          (DENOMINATOR)       AMOUNT
                                                     -----------          -------------       ------
     Qtr. ended September 30, 1999
     -----------------------------
         Basic earnings per share:
              Earnings available to common
                  stockholders                          $137,851             3,139,737      $     .04
              Effect of dilutive securities
                  Stock options                          --                      1,128            .00
                                                  --------------       ---------------      ---------
         Diluted earnings per share:
              Earnings available to stockholders
              plus assumed conversions                  $137,851             3,140,865      $     .04
                                                  ==============       ===============      =========

                                                      EARNINGS               SHARES          PER SHARE
                                                     (NUMERATOR)          (DENOMINATOR)       AMOUNT
                                                     -----------          -------------       ------
     Qtr. ended September 30, 1998
     -----------------------------
         Basic earnings per share:
              Earnings available to common
                  stockholders                           $15,842             3,074,396      $     .01
              Effect of dilutive securities
                  Stock Options                          --                     54,774           (.00)
                                                  --------------       ---------------      ----------
         Diluted earnings per share:
              Earnings available to stockholders
              plus assumed conversions                   $15,842             3,129,170      $     .01
                                                  ==============       ===============      =========


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

     Financial information summarized by geographic area is as follows:

                                               9/30/99                                      9/30/98
                                --------------------------------------       -----------------------------------

                                                           LONG-                                        LONG-
                                                           LIVED                                        LIVED
                                     REVENUES              ASSETS                 REVENUES              ASSETS
                                     --------              ------                 --------              ------
     United States                 $20,594,250           $7,103,966              $19,590,842          $5,523,831
     United Kingdom                  2,447,011            1,605,556                2,560,381             602,731
     Canada                          3,223,076                 -                   3,066,039                  -
     Other                           1,862,678                 -                   1,539,331                  -

     Total                         $28,127,015           $8,709,522              $26,756,593          $6,126,562

9.   Business Acquisition

     In February, 1999, Trans-Industries, Inc. acquired 100% of the outstanding common stock of Plastech Transparencies, Inc., a California based company specializing in the design and manufacture of glass and window system technology, for the amount of $1,609,741, in a transaction accounted for as a purchase. Plastech Transparencies, Inc. has served the replacement and conversion market in the West Coast transit industry since 1991. Plastech has become part of Trans-Industries' Transmatic Group of Companies, operating as a wholly owned subsidiary of Transmatic, Inc. and has changed its name to TransGlass, Inc.

                     TRANS-INDUSTRIES, INC. AND SUBSIDIARIES

Item 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                       CONDITION AND RESULTS OF OPERATIONS

                    For Three Months Ended September 30, 1999

Sales and Earnings

Sales for the quarter ended September 30, 1999 were $9,698,966 compared to $8,338,694 for the same period a year ago. This increase of $1,360,272 is attributed to increased demand for the Company's lighting products, improved production throughput of the Company's variable message signs, and the addition of a new subsidiary, TransGlass, which contributed nominally to total revenue.

During the third quarter of 1999, the Company realized a net profit of $137,851 on sales of $9,698,966. For the same period of the prior year, the Company reported a net profit of $15,842 on sales of $8,338,694. The net profit for the third quarter of 1999, in the amount of $137,851, includes a one-time gain of $395,534, representing net interest awarded the Company relating to damages awarded in 1998 from a patent infringement lawsuit.

Inventories

Inventory valuation is based upon the lower of cost or market. At September 30, 1999, consolidated inventories were $12,325,086 compared to $8,693,813 a year ago. This increase of $3,631,273 is to accommodate anticipated growth in sales volume.

Interest

Interest expense amounted to approximately $266,000 and $146,000 for the third quarter of 1999 and 1998, respectively. This increase of $120,000 was the result of higher debt levels in 1999, plus increased interest costs tied to the bank's prime rate.

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

Fortunately, the Company, as a whole, is not faced with any serious consequences relating to the year 2000 issue. Both U.K. operations are utilizing relatively new data processing systems and are already "Year 2000 Compliant". Likewise, the Company's lighting and dust control operations have installed a new system in 1998. Testing of the system was completed in October of 1998 and went live in November 1998, thus eliminating potential year 2000 compliance issues. The balance of the Company's operations utilize the same software, which consist of eight modules. All necessary modules have been modified to accommodate a four digit year and testing has been completed. Except for one subsidiary, the modified programs have been installed and operating properly for several months. The last subsidiary is scheduled to be completed in early November.

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

                           PART II - OTHER INFORMATION



Item 1.                        LEGAL PROCEEDING

     The Company was the plaintiff in a patent infringement lawsuit filed in the Federal District Court for the Eastern District of Michigan, the Southern Division. On April 9, 1998, the District Court awarded the Company $3,023,773 in damages and $1,119,588 in interest. On May 1, 1998, the defendant paid the damages awarded to the Company and appealed the interest award. On April 29, 1999, the Court of Appeals, consisting of a three judge panel, ruled in favor of the defendant, thus allowing the interest calculation to be computed using an interest rate of approximately 1/2 the original calculation. Because the decision was not unanimous, the Company appealed this decision. In June of 1999, the court again ruled in favor of the defendant. The Company has decided that another appeal would be fruitless and therefore has agreed to settle for approximately $717,000 as an interest award. In August of 1999, a final interest award of $719,153 was paid to the Company, thereby bringing a conclusion to this suit.


Item 6.               EXHIBITS AND REPORTS ON FORM 8-K


     (b) Form 8K dated May 4, 1998; receipt of damage award and Declaration of Special Dividend.

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of l934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                   TRANS-INDUSTRIES, INC.




Date:  November 10, 1999                           /s/ Kai Kosanke
                                                   ---------------------------
                                                   Kai Kosanke, Treasurer
                                                   and Chief Financial Officer



Date:  November 10, 1999                           /s/ Paul Clemo
                                                   ---------------------------
                                                   Paul Clemo
                                                   Assistant Treasurer

                               INDEX TO EXHIBITS

EXHIBIT NO.                    DESCRIPTION
-----------                    -----------
Ex - 27                        Financial Data Schedule