Form 10-K
period 1999-12-31
TRANS INDUSTRIES INC
filed 2000-03-27
CIK 99102

                                    FORM 10-K




                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

    For the fiscal year ended December 31, 1999 Commission File Number 0-4539

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

                     Common Stock, Par Value $.10 Per Share

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. YES X NO

        As of February 29, 2000, 3,139,737 shares of Common Stock were outstanding and the aggregate market value of the Common Stock held by non-affiliates of the registrant (based upon the last sale price on the NASDAQ National Market) was approximately $8,593,440.

DOCUMENTS INCORPORATED BY REFERENCE

        Information called for by Part III (Items 10, 11, 12, and 13) is incorporated by reference from the Registrant's definitive proxy statement in connection with its Annual Meeting of Shareholders to be held on May 17, 2000, which Proxy Statement will be filed pursuant to Regulation 14A.

                                     PART I

Item 1   Business.

Introduction

              Trans-Industries, Inc. (the "Company") was incorporated in Delaware in 1967 to acquire the business of Transign, Inc., a company founded in 1952 to manufacture mechanical bus signs. Initially, the Company produced mechanical signage for the mass transit market, but its current efforts are concentrated on electronic systems for the display of information, bus lighting products, bus glass products and source extraction systems for the environmental market. These products are sold to virtually all aspects of the transportation industry and to a broad range of commercial and industrial markets. The Company has one major customer - Gillig Corporation - which accounted for over 10 percent of consolidated annual sales. Although Gillig Corp. is a highly valued customer, the Company does not consider itself dependent upon it for continued ongoing sales. Sales volume is significantly affected by state and municipal government spending for mass transit, highway systems, and airports. As of February 29, 2000, the Company's backlog was $18,983,400 compared with $17,811,600 and approximately $13,232,400 for the same dates in 1999 and 1998, respectively. Of the current backlog, it is anticipated that 90 percent will be completed within one year.



Operations

        A.    Industry Segment.

              Trans-Industries is a leading supplier of lighting and information display systems for mass transit operations. New and growing markets are already being developed for the electronic information display systems, the liquid crystal displays, and the Company's dust control product line. The Company is currently in the process of developing and expanding the market for its newly acquired glass product line. Based on the nature of the Company's products, production processes, types of customers, and marketing methods, management believes the Company operates in predominately one broad industry segment which is the transportation industry.

        B.    Foreign and Domestic Operations and Export Sales.

              Through subsidiaries, the Company operates manufacturing, assembly, sales, and service facilities in the United Kingdom. These operations sell products purchased from the affiliated domestic companies, as well as products manufactured in the United Kingdom, to customers in Europe, Australia, and Asia. Additional foreign sales are made on an export basis from domestic offices as well as through certain agents abroad. Summarized financial information about foreign operations and exports is in Note L to the Consolidated Financial Statements.

        C.    Research and Quality Control.

              The Company's principal research activities are conducted at its product development center in Rochester Hills, Michigan, where line maintenance and new product programs are carried out according to perceived market opportunities. Quality control, rather than being centralized, is a function performed at each manufacturing plant.

              Approximately $1,143,000, $849,000, and $700,000 was spent on research and development during the years-ended December 31, 1999, 1998, and 1997, respectively.

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

        E.    Raw Materials.

              The principal raw materials used by the Company include steel, glass, plastics, electronic components, and synthetic materials, all of which are presently available in adequate supply on the open market.

        F.    Employee Relations.

              The Company employs approximately 385 people, supplemented by temporary workers, with a minority of these employees covered by a union contract that expires August 7, 2001. The Company considers its overall labor relations with employees to be good.

              The Company maintains profit sharing and 401-K plans for all of its full-time employees who are not part of a bargaining unit.

              In 1996, the Company adopted a stock option plan for officers, directors, and key employees of the Company and its subsidiaries. (See Note H to the financial statements)

        G.    Environmental Considerations.

              The Company believes it is in compliance with all state and federal regulations for environmental control and safety, and the related expenditures are generally not significant.

        H. Directors and Officers of the Registrant.

              See Part III, Item 10 for certain information regarding officers and directors.


Item 2.    Properties.

              Domestic operations are conducted at eight principal facilities. Four are owned, of which two are located in Waterford, Michigan, one in Rochester Hills, Michigan and one in Bad Axe, Michigan. Four locations are leased. One of the leased facilities is located in Rochester Hills, Michigan under a lease agreement expiring in February 2002. Two leased facilities are in Wilmington, North Carolina. One facility is leased through January 2001 and the other is leased through August 2001. The fourth facility is in Irwindale, California and is leased through August 2004.

               International operations are conducted in England at a leased facility located in Leeds, and an owned facility in Telford. The lease agreement for the facility in Leeds expires in December 2009.

              The plants, all of which are well maintained and in good operating condition, contain an aggregate of approximately 340,000 square feet of floor space. Generally, the plants have been operating on a five day a week basis with frequent overtime.


Item 3.    Legal Proceedings.

              The Company was the plaintiff in a patent infringement lawsuit filed in the Federal District Court for the Eastern District of Michigan, Southern Division. On April 9, 1998, the District Court awarded the Company $3,023,773 in damages and $1,119,588 in interest. On May 1, 1998, the defendant paid the damages awarded to the Company and appealed the interest award. On April 29, 1999, the Court Of Appeals, consisting of a three judge panel, ruled in favor of the defendant, thus allowing the interest calculation to be computed using an interest rate of approximately 1/2 the original calculation. Because the decision was not unanimous, the Company appealed this decision. In June of 1999, the court again ruled in favor of the defendant. In August of 1999, a final interest award of $719,153 was paid to the Company, thereby bringing a conclusion to this suit.


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


                                                      Trade Prices
                                                      ------------
                                              High                   Low
                                              ----                   ---
           1999
               First Quarter                  8.63                  6.13
               Second Quarter                 8.75                  6.06
               Third Quarter                  7.25                  5.75
               Fourth Quarter                 6.50                  4.88


           1998
               First Quarter                 14.25                 11.00
               Second Quarter                16.00                 12.50
               Third Quarter                 14.00                  8.25
               Fourth Quarter                 9.88                  7.25


These quotations reflect actual transactions without retail markup, markdown, or commission.

        As of December 31, 1999, there were 235 registered holders of the Common Stock of the Registrant.

Item 6.    Selected Financial Data.



OPERATIONS                                   1999              1998             1997              1996             1995
       Net Sales                         $39,544,177       $35,795,386      $35,382,461       $29,919,604      $24,934,101
       Cost of Sales                      28,167,787        22,296,059       22,824,939        19,007,311       17,109,368
       Interest Expense                      955,953           565,889          637,401           782,684          909,458
       Income Tax Exp.                       392,000         2,287,000        1,498,000           851,000          277,000
       Net Earnings                          225,643         4,071,729        2,711,560         1,722,758          823,733

FINANCIAL CONDITION
       Current Assets                     24,664,953        20,793,971       16,081,326        13,369,606       13,558,083
       Current Liabilities                15,669,461         9,895,773        7,795,272         7,164,283        8,235,987
       Working Capital                     8,995,492        10,898,198        8,286,054         6,205,323        5,322,096
       Current Ratio                            1.57              2.10             2.06              1.87             1.65
       Net Property, Plant
           and Equipment                   7,318,657         5,731,698        5,012,911         4,520,969        4,106,041
       Long Term Debt                      3,923,634         3,175,917        3,561,838         3,992,566        4,271,314
       Stockholders' Equity               13,630,120        13,349,629        9,640,246         6,921,771        5,086,374
       Total Assets                       33,833,827        27,086,459       21,618,928        18,515,167       18,148,039
       Tangible Net Worth
        and Subordinated Debt(a)          11,779,903        12,788,839        9,220,026         6,663,201        5,076,091

COMMON SHARE DATA
       Net Earnings (b)
           Basic                           $     .07         $  1.30          $     .86         $   .55           $    .27
           Diluted                         $     .07         $  1.28          $     .85         $   .53           $    .25
       Book Value (c)                      $    4.34         $  4.25          $    3.07         $  2.21           $   1.61
       Average Shares Outstanding
           Basic                           3,140,000       3,138,000          3,135,000       3,138,000          3,015,000
           Diluted                         3,140,000       3,185,000          3,214,000       3,266,000          3,582,000

       (a) Tangible net worth equals total assets less intangible assets, less total liabilities. Subordinated debt in the periods of 1995 and 1996 consisted of one convertible subordinated debenture which was retired in 1997.

       (b) Based on weighted average number of common shares and equivalents outstanding.

       (c) Based on shares outstanding at year end.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

              This discussion highlights significant factors influencing the financial condition and results of operations of Trans-Industries, Inc. It should be read in conjunction with the financial statements and related notes. This discussion includes certain forward-looking statements based on management's estimate of trends and economic factors in the markets in which the corporation is active, as well as the corporation's business plans. In light of recent securities law developments, including the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the corporation notes that such forward-looking statements are subject to risks and uncertainties. Accordingly, the corporation's actual results may differ from those set forth in such statements. Significant changes in economic conditions, regulatory or legislative changes affecting Trans-Industries, Inc., its competitors, or the markets in which it is active, or changes in other factors may cause future results to vary from those expected by the corporation.

OPERATIONS

1999 Compared With 1998

              Sales for 1999 were $39.5 million compared to $35.8 million for the previous year. Of this sales increase of $3.7 million, or 10.3 percent, from 1998 sales levels, approximately $2.7 million is attributable to increased sales of the company's bus lighting equipment. This is primarily a result of increased bus production in the United States. The additional $1.0 million net increase is attributable to other domestic operations as sales in Europe were depressed. Inflationary impact on sales for 1999 and 1998 was minimal.

              For the first quarter of 2000, the Company expects sales to be up from the levels achieved for the same period last year. This expected increase should be the result of increased sales in all domestic operations.

              The Company's pretax income for 1999 amounted to $617,643 compared to $6,358,729 for the 1998 fiscal year. Pretax income for 1999 includes a gain, net of legal fees, of $599,294 from an interest judgement relating to the proceeds of a patent infringement lawsuit award received by the Company in 1998. Pretax income for 1998 includes, net of legal fees, a gain of $2,419,811 from damage awards related to the same patent infringement lawsuit. The decline in the Company's 1999 pretax income from operations as compared to 1998 was primarily attributable to three factors:

     1. Soft markets overseas resulting in a 42 percent decline in foreign sales revenue for 1999 which in turn, resulted in a decrease of pretax income of approximately $1,040,000 in 1999 as compared to 1998;

     2. Costs associated with the acquisition and start up of TransGlass, the transit window glass company acquired in February of 1999;

     3. Reorganization efforts, as noted below, at the Company's electronics operation.

              Cost of sales for 1999 was $28,167,787 compared to $22,296,059 for the prior year. As a percentage of sales, this amounted to 71.2 percent in 1999 compared to 62.3 percent in 1998. This increase of 8.9 percent is primarily attributable to the Company's electronics operation which produces variable message displays. The factors that impacted gross margins at the electronics operations include:

     1. The introduction of a new product which provides a completely integrated transit package;

     2. The expansion and re-organization of the manufacturing facility in Bad Axe Michigan;

     3. Competitive pricing pressures incurred on certain product lines to maintain market share.

              The Company believes these issues have been addressed. Coupled with the realignment of personnel in production and purchasing together with the implementation of new manufacturing software, improved margins are expected for the year ended December 31, 2000.

              Selling, general, and administrative expenses increased to $10,636,155 in 1999 from $9,754,750 in 1998. This increase of $881,405, or 9.0 percent, is due to the addition of the recently acquired subsidiaries, TransGlass and Lobb, and the addition of more marketing personnel.

              Interest expense increased in 1999 to $955,953 from $565,889 in 1998. This increase of $390,064 reflects higher borrowings in 1999.

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

              The Company's pretax income for 1998 amounted to $6,358,729 compared to $4,209,560 for 1997. This increase of $2,149,169, or 51%, was attributable to proceeds received in settlement of a patent lawsuit which it filed against a competitor for infringing upon its patented lighting module. The amount of the judgement, net of legal fees, was approximately $2,420.000.

              Cost of sales for 1998 was $22,296,059 compared to $22,824,939 for the prior year. As a percentage of sales, this amounted to a decrease to 62.3 percent in 1998, from 64.5 percent in 1997. This decrease of 2.2 percent was primarily the result of higher labor and overhead absorption in work-in-process and finished goods inventory.

              Selling, general, and administrative expenses increased to $9,754,750 in 1998, from $7,917,545 in 1997. This increase of $1,837,205 was primarily the result of the following:


               - Payroll and related costs were up approximately $215,000 - to accommodate pay adjustments and the addition of new personnel;

               - Legal fees were up approximately $780,000 - primarily related to settlement of the patent infringement lawsuit;

               - Professional fees were up approximately $100,000 - primarily attributable to tax accounting and investor relation fees;

               - Advertising and sales promotion expenses were up approximately $185,000;

               - Service costs were up approximately $206,000 - related to expansion of the Company's field service and customer support capabilities.

              Interest expense decreased in 1998 to $565,889 from $637,401 in 1997 due primarily to more favorable borrowing rates.


LIQUIDITY AND CAPITAL RESOURCES

              As of year-end 1999, the Company had $9.0 million of working capital compared with $10.9 million at year-end 1998 and $8.3 million at year-end 1997. The decrease in working capital of $1.9 million in 1999 from 1998 resulted primarily from the purchase of TransGlass for approximately $1.6 million. The Company showed a net utilization of cash from operating activities of $654,000 for the year ended December 31, 1999. Net cash used by operations was primarily the result of the increase in accounts receivables and inventories for the year. This was partially offset primarily by depreciation and an increase in accounts payable. The Company used cash in investing activities of $4,156,000 for the year ended December 31, 1999. Cash used in investing activities included $2,553,000 for the purchase of property and equipment and $1,605,000 for the purchase of TransGlass. The cash generated from financing activities of $4,725,000 for the current year was used primarily to fund the purchase of capital equipment and TransGlass. The increase in 1998 of $2.6 million from 1997 includes a damage award, net of legal fees, of $2,419,811 relating to a patent infringement lawsuit brought against a competitor.

        Anticipated increases in required working capital are expected to be met from the cash flow from operations and credit line borrowings. At December 31, 1999, there were no material commitments for capital expenditures for the ensuing year.

YEAR 2000 DISCLOSURE

              The Company has conducted an evaluation of the actions necessary to ensure that its business critical computer systems will be able to function without disruption with respect to the application of dating systems in the year 2000. As a result of this evaluation, in 1999 the Company completed the process of upgrading, replacing and testing certain of its information and other computer systems so as to be able to operate without disruption due to year 2000 issues. The Company has not experienced any significant disruption to it's computer system or to those of it's key customers or suppliers. The cost of its remedial actions were not material to its results of operations and financial condition and were expensed as incurred.


DIVIDENDS

              Typically, the Company does not pay cash dividends on its common stock. However, due to the favorable settlement of the patent infringement lawsuit, a special one-time dividend of $.10 per share was declared and paid in 1998.



Item 7A.   Quantitative and Qualitative Disclosures About Market Risk.

              Not applicable.

Item 8.    Financial Statements.

              The following pages contain the Consolidated Balance Sheets as of December 31, 1999 and 1998 and the related Consolidated Statement of Earnings, Stockholders' Equity and Cash Flows for each of the years in the three year period ended December 31, 1999, including the report of the Company's independent certified public accountants.

                  CONSOLIDATED FINANCIAL STATEMENTS AND REPORT
                   OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

                     TRANS-INDUSTRIES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1999, 1998 AND 1997

                                    CONTENTS




                                                                           PAGE

         Report of Independent Certified Public Accountants...............  15

         FINANCIAL STATEMENTS

             Consolidated Balance Sheets..................................  16

             Consolidated Statements of Earnings..........................  18

             Consolidated Statements of Comprehensive Income..............  19

             Consolidated Statement of Stockholders' Equity...............  20

             Consolidated Statements of Cash Flows........................  21

             Notes to Consolidated Financial Statements...................  22

         SUPPLEMENTAL INFORMATION

                 Schedule II - Valuation and Qualifying Accounts..........  32

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



Board of Directors
Trans-Industries, Inc.

We have audited the accompanying consolidated balance sheets of Trans-Industries, Inc. (a Delaware corporation) and Subsidiaries as of December 31, 1999 and 1998 and the related consolidated statements of earnings, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above, present fairly, in all material respects, the consolidated financial position of Trans-Industries, Inc. and Subsidiaries as of December 31, 1999 and 1998, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles.

We have also audited Schedule II for each of the three years in the period ended December 31, 1999. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.

Grant Thornton LLP

Detroit, Michigan
February 14, 2000

                     TRANS-INDUSTRIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 1999 AND 1998


----------------------------------------------------------------------------------------------------------------------

                                         ASSETS                                  1999              1998
                                                                              ----------        ----------
      CURRENT ASSETS
         Cash                                                              $     163,953     $     193,579
         Accounts receivable, less allowance for doubtful
             accounts of $363,000 in 1999 and $225,000
             in 1998                                                          10,489,187         8,658,444
         Inventories                                                          12,799,521        10,896,529
         Deferred income taxes                                                   830,000           461,000
         Prepaid expenses and other current assets                               382,292           584,419
                                                                            ------------      ------------
              Total Current Assets                                            24,664,953        20,793,971



      PROPERTY, PLANT AND EQUIPMENT - AT COST
         Land                                                                    306,881           306,881
         Land improvements                                                       126,660           126,660
         Buildings                                                             5,303,484         5,130,411
         Machinery and equipment                                              12,356,790         9,563,794
                                                                            ------------      ------------
                                                                              18,093,815        15,127,746
         Less accumulated depreciation and amortization                       10,775,158         9,396,048
                                                                            ------------      ------------
                  Net property, plant and equipment                            7,318,657         5,731,698


      Goodwill, less accumulated amortization of
          $1,355,527 in 1999 and $1,210,875 in 1998                            1,654,374           351,721
      Other assets                                                               195,843           209,069
                                                                            ------------      ------------
                                                                             $33,833,827       $27,086,459
                                                                            ============      ============








   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                     TRANS-INDUSTRIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 1999 AND 1998


----------------------------------------------------------------------------------------------------------------------

                   LIABILITIES AND STOCKHOLDERS' EQUITY                          1999               1998
                                                                              ----------        ----------
CURRENT LIABILITIES
    Note payable to bank                                                    $  8,600,016      $  4,645,144
    Current maturities of long-term debt                                         466,044           222,726
    Accounts payable                                                           4,367,123         2,792,705
    Income taxes payable                                                         207,316           614,000
    Accrued liabilities                                                        2,028,962         1,621,198
                                                                            ------------      ------------
              Total Current Liabilities                                       15,669,461         9,895,773


Long-term debt, excluding current maturities                                   3,923,634         3,175,917
Deferred income taxes                                                            269,000           325,000
Other liabilities                                                                341,612           340,140


COMMITMENTS AND CONTINGENCIES (NOTE K)                                               -                 -


STOCKHOLDERS' EQUITY
    Preferred stock of $1 par value per share, authorized
       500,000 shares; none issued                                                   -                 -
    Common stock of $0.10 par value per share, authorized
       10,000,000 shares; 3,139,737 issued and outstanding                       313,974           313,974
    Additional paid-in capital                                                 4,072,081         4,072,081
    Retained earnings                                                          9,257,749         9,032,106
    Accumulated other comprehensive loss                                         (13,684)          (68,532)
                                                                            ------------      ------------
              TOTAL STOCKHOLDERS' EQUITY                                      13,630,120        13,349,629
                                                                            ------------      ------------
                                                                            $ 33,833,827      $ 27,086,459
                                                                            ============      ============

                     TRANS-INDUSTRIES, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF EARNINGS

                  YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997

----------------------------------------------------------------------------------------------------------------------

                                                                1999             1998              1997
                                                             ----------       ----------        ----------
Net sales                                                   $39,544,177      $35,795,386       $35,382,461

Cost of goods sold                                           28,167,787       22,296,059        22,824,939
                                                            -----------      -----------       -----------
              Gross profit                                   11,376,390       13,499,327        12,557,522

Selling, general and administrative expenses                 10,636,155        9,754,750         7,917,545
                                                            -----------      -----------       -----------
              Operating earnings                                740,235        3,744,577         4,639,977

Other expense (income), net
    Interest expense                                            955,953          565,889           637,401
    Patent litigation award                                         -         (3,023,773)              -
    Other                                                      (833,361)        (156,268)         (206,984)
                                                            -----------      -----------       -----------
                                                                122,592       (2,614,152)          430,417
                                                            -----------      -----------       -----------
              Earnings before income taxes                      617,643        6,358,729         4,209,560

Income tax expense                                              392,000        2,287,000         1,498,000
                                                            -----------      -----------       -----------
              Net earnings                                  $   225,643      $ 4,071,729       $ 2,711,560
                                                            ===========      ===========       ===========

Earnings per share:
    Basic                                                   $       .07      $      1.30       $       .86
                                                            ===========      ===========       ===========
    Diluted                                                 $       .07      $      1.28       $       .85
                                                            ===========      ===========       ===========








   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                     TRANS-INDUSTRIES, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                  YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997


----------------------------------------------------------------------------------------------------------------------

                                                                1999             1998              1997
                                                             ----------        ---------         ---------
Net earnings                                                 $  225,643       $4,071,729        $2,711,560

Other comprehensive income (loss)
    Equity adjustment from foreign
       currency translation                                      54,848          (66,098)           (1,336)
                                                             ----------       ----------        ----------
Comprehensive income                                         $  280,491       $4,005,631        $2,710,224
                                                             ==========       ==========        ==========





























   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                     TRANS-INDUSTRIES, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

--------------------------------------------------------------------------------



                                                                                                 ACCUMULATED
                                                               ADDITIONAL                           OTHER
                                                COMMON          PAID-IN         RETAINED        COMPREHENSIVE
                                                STOCK           CAPITAL         EARNINGS        INCOME (LOSS)         TOTAL
                                               --------       ----------       -----------        ---------       -------------
Balance at January 1, 1997                     $313,495       $4,047,690       $ 2,561,684        $ (1,098)       $  6,921,771
Issuance of 1,200 shares of common stock            120            8,131                --              --               8,251
Net earnings                                         --               --         2,711,560              --           2,711,560
Other comprehensive loss                             --               --                --          (1,336)             (1,336)
                                               --------       ----------       -----------        --------        ------------
Balance at December 31, 1997                    313,615        4,055,821         5,273,244          (2,434)          9,640,246
Issuance of 3,589 shares of common stock            359           16,260                --              --              16,619
Dividends paid                                       --               --          (312,867)             --            (312,867)
Net earnings                                         --               --         4,071,729              --           4,071,729
Other comprehensive loss                             --               --                --         (66,098)            (66,098)
                                               --------       ----------       -----------        --------        ------------
Balance at December 31, 1998                    313,974        4,072,081         9,032,106         (68,532)         13,349,629
Net earnings                                         --               --           225,643              --             225,643
Other comprehensive income                           --               --                --          54,848              54,848
                                               --------       ----------       -----------        --------        ------------
Balance at December 31, 1999                   $313,974       $4,072,081       $ 9,257,749        $(13,684)       $ 13,630,120
                                               ========       ==========       ===========        ========        ============



   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                     TRANS-INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                  YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997
--------------------------------------------------------------------------------


                                                                                1999               1998             1997
                                                                             -----------       -----------      -----------
OPERATING ACTIVITIES
    Net earnings                                                             $   225,643       $ 4,071,729      $ 2,711,560
    Adjustments to reconcile net earnings to net
       cash (used in) provided by operations:
          Depreciation of property, plant and equipment                        1,155,076           910,080          710,868
          Bad debt expense                                                       204,557           172,287          213,625
          Amortization of goodwill                                               144,652            52,129           44,571
          Loss (gain) on sale of property and equipment                            2,519           (47,716)        (141,200)
          Deferred income tax expense (benefit)                                 (425,000)           44,000                -
          Changes in operating assets and liabilities:
              Increase in accounts receivable                                 (1,954,868)         (277,347)      (2,451,228)
              Increase in inventories                                         (1,744,832)       (3,941,100)        (649,914)
              Increase (decrease) in accounts payable                          1,513,933           223,695         (360,017)
              Increase in other                                                  224,458           264,456          285,457
                                                                             -----------       -----------      -----------
                Net cash (used in) provided by operating activities             (653,862)        1,472,213          363,722
INVESTING ACTIVITIES
    Purchases of property and equipment                                       (2,552,686)       (1,253,912)      (1,333,793)
    Proceeds from sale of property and equipment                                   1,500            56,389          272,083
    Acquisition of businesses, net of cash acquired                           (1,604,704)         (286,200)             -
                                                                             -----------       -----------      -----------
                Net cash used in investing activities                         (4,155,890)       (1,483,723)      (1,061,710)

FINANCING ACTIVITIES
    Borrowings from long-term debt                                             1,185,424                 -                -
    Repayments of long-term debt                                                (415,018)         (601,189)        (487,582)
    Net proceeds from line of credit                                           3,954,872         1,036,327          964,120
    Proceeds from sale of common stock                                                 -            16,619            8,251
    Dividends paid                                                                     -          (312,867)             -
                                                                             -----------       -----------      -----------
                Net cash provided by financing activities                      4,725,278           138,890          484,789

Effect of foreign currency exchange rate changes                                  54,848           (66,098)         (13,268)
                                                                             -----------       -----------      -----------
Net (decrease) increase in cash                                                  (29,626)           61,282         (226,467)
Cash at beginning of year                                                        193,579           132,297          358,764
                                                                             -----------       -----------      -----------
Cash at end of year                                                          $   163,953       $   193,579      $   132,297
                                                                             ===========       ===========      ===========
SUPPLEMENTAL DISCLOSURES
    Interest paid                                                            $   913,358       $   556,648      $   641,609
                                                                             ===========       ===========      ===========
    Income taxes paid                                                        $   350,000       $ 1,602,000      $ 1,605,000
                                                                             ===========       ===========      ===========
    Fair value of assets acquired, including goodwill                        $ 1,895,283       $   872,632
    Liabilities assumed                                                         (290,579)         (586,432)
                                                                             -----------       -----------
    Net cash paid                                                            $ 1,604,704       $   286,200
                                                                             ===========       ===========


   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                     TRANS-INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1999, 1998 AND 1997

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

GOODWILL

Goodwill is the excess of the cost over the fair value of net assets acquired and is amortized over a 10 to 30 year period using the straight-line method. On an ongoing basis, management reviews the valuation and amortization of goodwill. As part of the review, the Company estimates the value of and the estimated undiscounted future net income expected to be generated by the related subsidiary to determine that no impairment has occurred.

FOREIGN CURRENCY TRANSLATION

Assets and liabilities of foreign subsidiaries are translated principally at year-end exchange rates. Income and expense accounts are converted using the average exchange rate prevailing throughout the period. The gains and losses resulting from the translation of these accounts are reported as a separate component of stockholders' equity.

RESEARCH AND DEVELOPMENT

Research and development costs are expensed as incurred. Research and development costs approximated $1,140,000, $849,000 and $700,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

                     TRANS-INDUSTRIES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1999, 1998 AND 1997

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

NOTE C - EARNINGS PER SHARE

For the year ended December 31, 1999, all options outstanding have been excluded from the computation of diluted earnings per share as the effect would be antidulitive. The weighted average shares outstanding for 1999 were 3,139,737.

The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share computations for the years ended December 31, 1998 and 1997.

                                                        EARNINGS             SHARES          PER SHARE
                                                       (NUMERATOR)        (DENOMINATOR)       AMOUNT
                                                       -----------        -------------      ---------
Year ended December 31, 1998
    Basic earnings per share
       Earnings available to common
          stockholders                                 $ 4,071,729           3,138,112       $    1.30
       Effect of dilutive securities
          Stock options                                          -              46,614            (.02)
          Convertible debt
                                                       -----------        ------------       ---------
    Diluted earnings per share
       Earnings available to stockholders
          plus assumed conversions                     $ 4,071,729           3,184,726       $    1.28
                                                       ===========        ============       =========

                     TRANS-INDUSTRIES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1999, 1998 AND 1997

--------------------------------------------------------------------------------


NOTE C - EARNINGS PER SHARE (CONTINUED)

                                                        EARNINGS             SHARES          PER SHARE
                                                       (NUMERATOR)        (DENOMINATOR)       AMOUNT
                                                       -----------        -------------      ---------
Year ended December 31, 1997
    Basic earnings per share
       Earnings available to common
          stockholders                                 $ 2,711,560            3,135,248      $     .86
       Effect of dilutive securities
          Stock options                                          -               15,885              -
          Convertible debt                                   8,250               62,500           (.01)
                                                       -----------        -------------      ---------
    Diluted earnings per share
       Earnings available to stockholders
          plus assumed conversions                     $ 2,719,810            3,213,633      $     .85
                                                       ===========        =============      =========

NOTE D - INVENTORIES

The major components of inventories at December 31 are:

                                                                                1999             1998
                                                                            ------------      ------------
         Raw materials and purchased parts                                  $  4,993,075      $  4,078,689
         Work in process                                                       4,592,891         4,346,320
         Finished goods                                                        3,213,555         2,471,520
                                                                            ------------      ------------
                                                                            $ 12,799,521      $ 10,896,529
                                                                            ============      ============

NOTE E - NOTE PAYABLE AND LONG-TERM DEBT

The Company has an unsecured line of credit facility with a bank. The facility allows the Company to borrow up to $12,000,000. The facility bears interest at the bank's prime lending rate minus 0.25% or the Eurodollar rate plus 2.25% (effective rate of 8.25% at December 31, 1999). Interest is payable monthly on prime rate based advances and no less frequently than quarterly on Eurodollar based rate advances.

Long-term debt at December 31 consisted of the following:


                                                                                                 1999            1998
                                                                                             ----------       ----------
Term note, payable in monthly  installments of $38,362,  including interest at the bank's  prime  lending rate  (effective  rate of 8.5% at December 31, 1999) with a balloon  payment  of  $1,850,207  on  October  1,  2004.  The note is  secured  by
substantially all the assets of the Company.                                                 $3,076,080       $3,288,100

Term note payable in monthly  installments of $16,667,  including  interest at the bank's  prime  lending  rate minus .25%  (effective  rate of 8.25% at December 31,
1999).  The note is due July 1, 2004.  The note is secured  by  substantially  all
the assets of the Company.                                                                      916,667                -

Other term notes payable                                                                        396,931          110,543
                                                                                             ----------       ----------
                                                                                              4,389,678        3,398,643
Less current maturities                                                                         466,044          222,726
                                                                                             ----------       ----------
                                                                                             $3,923,634       $3,175,917
                                                                                             ==========       ==========

                     TRANS-INDUSTRIES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1999, 1998 AND 1997

--------------------------------------------------------------------------------


NOTE E - NOTE PAYABLE AND LONG-TERM DEBT (CONTINUED)

The aggregate maturities of long-term debt by year are as follows:

                           2000                              $   466,044
                           2001                                  531,207
                           2002                                  588,393
                           2003                                  493,816
                           2004                                2,208,494
                           Thereafter                            101,724
                                                             -----------
                                                             $ 4,389,678
                                                             ===========

The term note and line of credit agreements, require the Company to maintain certain financial ratios. The agreements also restrict the payment of dividends, repurchase of common stock, and acquisition of property and equipment.

NOTE F - LEASES

The Company leases facilities and equipment under operating leases with unexpired terms ranging from one to five years. Rent expense for all operating leases approximated $561,000, $419,000, and $321,000 for 1999, 1998 and 1997,
respectively. Future minimum rentals required under noncancelable lease agreements are as follows:

                           2000                               $   373,000
                           2001                                   313,000
                           2002                                   294,000
                           2003                                   294,000
                           2004                                   196,000
                                                              -----------
                                                              $ 1,470,000
                                                              ===========

NOTE G - INCOME TAXES

The components of earnings before income taxes were as follows:

                                                                1999            1998              1997
                                                            -----------      -----------       -----------
Domestic                                                    $ 1,435,405      $ 6,134,499       $ 4,405,544
Foreign                                                        (817,762)         224,230          (195,984)
                                                            -----------      -----------       -----------
                                                            $   617,643      $ 6,358,729       $ 4,209,560
                                                            ===========      ===========       ===========

Income taxes have been charged to operations as follows:

                                                                1999            1998               1997
                                                             ----------      -----------       -----------
Current                                                      $  817,000      $ 2,243,000       $ 1,498,000
Deferred                                                       (425,000)          44,000                 -
                                                             ----------      -----------       -----------
              Total income tax expense                       $  392,000      $ 2,287,000       $ 1,498,000
                                                             ==========      ===========       ===========

                     TRANS-INDUSTRIES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1999, 1998 AND 1997

--------------------------------------------------------------------------------


NOTE G - INCOME TAXES (CONTINUED)

A reconciliation of actual income tax expense to the expected amounts computed by applying the effective U.S. federal income tax rate of 34 percent to earnings or losses before income taxes is as follows:

                                                                 1999            1998              1997
                                                               --------       ----------        ----------
Expected income tax expense                                    $210,000       $2,162,000        $1,431,000
Goodwill amortization not deductible
    for income tax purposes                                      49,000           18,000            15,000
Loss of foreign subsidiaries without
    tax effect                                                  145,000          113,000            67,000
Other items, net                                                (12,000)          (6,000)          (15,000)
                                                               --------       ----------        ----------
              Actual income tax expense                        $392,000       $2,287,000        $1,498,000
                                                               ========       ==========        ==========

The tax effects of temporary differences that give rise to significant deferred tax assets and liabilities at December 31, 1999 and 1998 are as follows:

                                                                               DEFERRED           DEFERRED
                                                                                 TAX                TAX
      YEAR ENDED DECEMBER 31, 1999                                              ASSETS          LIABILITIES
-------------------------------------                                        -----------        -----------
Property, plant and equipment, principally depreciation                      $         -        $   385,000
Inventory valuation                                                              605,000                  -
Accrued expenses, deductible when paid                                           341,000                  -
Foreign tax loss carryforwards                                                   736,000                  -
                                                                             -----------        -----------
                                                                               1,682,000            385,000
Less valuation allowance on deferred tax assets                                 (736,000)                 -
                                                                             -----------        -----------
                                                                             $   946,000        $   385,000
                                                                             ===========        ===========

                                                                               DEFERRED           DEFERRED
                                                                                 TAX                TAX
      YEAR ENDED DECEMBER 31, 1998                                              ASSETS          LIABILITIES
-------------------------------------                                        -----------        -----------
Property, plant and equipment, principally depreciation                      $         -        $   421,000
Inventory valuation                                                              253,000                  -
Accrued expenses, deductible when paid                                           304,000                  -
Foreign tax loss carryforwards                                                   619,000                  -
                                                                             -----------        -----------
                                                                               1,176,000            421,000
Less valuation allowance on deferred tax assets                                 (619,000)                 -
                                                                             -----------        -----------
                                                                             $   557,000        $   421,000
                                                                             ===========        ===========

                     TRANS-INDUSTRIES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1999, 1998 AND 1997

--------------------------------------------------------------------------------

NOTE G - INCOME TAXES (CONTINUED)

The Company has a foreign tax net operating loss carryforward of approximately $2,231,000 at December 31, 1999. A valuation allowance of $736,000 has been recognized to reduce the deferred tax assets principally due to the uncertainty of realizing the benefit of the tax loss carryforward. The valuation allowanced increased by $117,000 in 1999.

NOTE H - EMPLOYEE BENEFIT PLANS

The Company has a Voluntary Employee Benefit Trust (the Trust) designed to provide for the payment or reimbursement of all or a portion of certain medical and dental expenses to eligible participants. Eligible participants include active full-time employees of the Company and their dependents. Eligible terminated and retired employees may continue to participate in the Trust, on a contributory basis, for up to 18 months subsequent to the date of termination or retirement. The provision for Company contributions to the Trust approximated $467,000, $455,000 and $380,000 for the years ended December 31, 1999, 1998 and
1997, respectively.

The Company has a deferred compensation plan for all employees who are not part of a bargaining unit. Company contributions are voluntary and are established as a percentage of each participant's base salary. Company contributions to the deferred compensation plan were approximately $290,000, $270,000 and $260,000 for 1999, 1998 and 1997, respectively.

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

The Financial Accounting Standards Board issued Statement No. 123, "Accounting for Stock Based Compensation" ("SFAS No. 123") for transactions entered into during 1996 and thereafter. The Statement established a fair value method of accounting for employee stock options and similar equity instruments, and encourages all companies to adopt that method of accounting for all of their employee stock compensation plans. However, the Statement allows companies to continue measuring compensation cost for such plans using accounting guidance in place prior to SFAS No. 123. Companies that elect to remain with the former method of accounting must make pro forma disclosures of net income and earnings per share as if the fair value method provided for in SFAS No. 123 had been adopted.

                     TRANS-INDUSTRIES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1999, 1998 AND 1997

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

                                                                1999            1998               1997
                                                              ---------       ---------         ----------
Net earnings
     As reported                                              $225,660        $4,071,729        $2,711,560
     Pro forma                                                $ 82,018        $3,887,160        $2,521,929

Basic earnings per share
     As reported                                              $    .07        $     1.30        $      .86
     Pro forma                                                $    .03        $     1.24        $      .80

Diluted earnings per share
     As reported                                              $    .07        $     1.28        $      .85
     Pro forma                                                $    .03        $     1.22        $      .78

The fair value of each option grant is estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted average assumptions for the options and SAR's granted in 1999 and 1998, respectively: risk-free interest rates of 5.70% and 5.63%; expected volatility of 46.71% and 56.15%; expected lives of 10 years for options and four years for SAR's for all years; and no dividend yield for all years.

A summary of the status of the Plan as of December 31, 1999, 1998, and 1997 and changes during the years then ended is as follows:

                             1999                           1998                            1997
                  --------------------------   ----------------------------    ---------------------------
                                    WEIGHTED                       WEIGHTED                       WEIGHTED
                                     AVERAGE                        AVERAGE                       AVERAGE
                   STOCK            EXERCISE     STOCK             EXERCISE     STOCK             EXERCISE
                  OPTIONS   SAR'S     PRICE     OPTIONS    SAR'S     PRICE     OPTIONS     SAR'S   PRICE
                  -------  ------   --------   --------   ------   --------    -------    ------  --------
Outstanding at
  Beginning of
  year            124,200  75,000   $  7.141    130,000   78,000   $  6.875    136,000    81,600  $  6.875
Granted            10,000   3,000      7.840      5,000    3,000     13.500          -         -
Exercised               -       -          -      2,400    2,400      6.875      1,200         -     6.875
Forfeited               -       -          -      8,400    3,600      6.875      4,800     3,600     6.875
                  -------  ------   --------   --------   ------   --------    -------    ------  --------
Outstanding at
  end of year     134,200  78,000   $   7.18    124,200   75,000   $  7.141    130,000    78,000  $  6.875
                  =======  ======   ========   ========   ======   ========    =======    ======  ========


                     TRANS-INDUSTRIES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1999, 1998 AND 1997

--------------------------------------------------------------------------------


NOTE H - EMPLOYEE BENEFIT PLANS (CONTINUED)

                          1999                      1998                      1997
                    ----------------          -----------------        --------------------

                     STOCK                      STOCK                     STOCK
                    OPTIONS    SAR'S           OPTIONS    SAR'S          OPTIONS     SAR'S
                    -------  -------          --------  -------        --------     -------
Exercisable at
  Year end           72,520   73,000            47,680   48,000          26,000      26,000

Weighted
  Average fair
  value of grants
  during the year   $  5.27  $  3.22          $  8.563  $ 8.563               -           -


The options are for a ten year duration with twenty percent vesting in each of the first five years. The SAR's are for a four year duration with one-third vesting in each of the first three years. Holders of SAR's will upon exercise, receive in cash or other property at the sole discretion of the option committee, the difference between the base price and the market price of the Company's stock on the date of exercise. Since the SAR's were issued in tandem with stock options, upon exercise of a SAR the holder must surrender an equivalent number of stock options.

NOTE I - BUSINESS ACQUISITIONS

On September 1, 1998, the Company acquired all the issued and outstanding common and preferred stock of The Lobb Company (Lobb), in exchange for $286,200. The Lobb Company was owned by certain officers and directors of the Company and is in the residential humidifier business. Goodwill of $217,000 was recorded in connection with this acquisition, which has been accounted for under the purchase method of accounting and accordingly the accompanying consolidated financial statements include Lobb's results from the date of acquisition. Lobb's operating results for 1998 and 1997 were not significant, accordingly no pro forma information is presented.

On February 8, 1999, the Company acquired all the outstanding common stock of Plastech Transparencies, Inc. (Plastech), in exchange for $1,609,741. Plastech changed names to TransGlass, Inc. and is an early stage manufacturer of custom designed windows for the transportation industry. Goodwill of $1,447,000 was recorded in connection with this acquisition, which has been accounted for under the purchase method of accounting and accordingly the accompanying consolidated financial statements include TransGlass's results from the date of acquisition. TransGlass's operating results prior to the acquisition for 1999 and 1998 were not significant, accordingly, no pro forma information is presented.

NOTE J - SIGNIFICANT CUSTOMERS

The Company has one major customer which accounted for ten percent or more of consolidated net sales in 1999 and 1998. Sales to this customer amounted to $4,362,000 and $3,658,000, respectively. The Company had two major customers in 1997. Sales to these customers amounted to $8,538,000.

                     TRANS-INDUSTRIES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1999, 1998 AND 1997

--------------------------------------------------------------------------------


NOTE K - PATENT LITIGATION

The Company was the plaintiff in a patent infringement lawsuit filed in the Federal District Court for the Eastern District of Michigan, the Southern Division. On April 9, 1998, the District Court awarded the Company $3,023,773 in damages and $1,119,588 in interest. On May 1, 1998 the defendant paid the damages awarded to the Company and appealed the interest award. On January 3, 1999, the defendant's appeal was denied, and interest was paid to close the matter.

NOTE L - GEOGRAPHIC INFORMATION

Financial information summarized by geographic location is as follows:

                             1999                           1998                            1997
                    ------------------------     --------------------------      --------------------------
                                     LONG-                          LONG-                           LONG-
                                     LIVED                          LIVED                           LIVED
                      REVENUES      ASSETS        REVENUES         ASSETS         REVENUES         ASSETS
                    -----------   ----------     -----------     ----------      -----------     ----------
United States       $32,336,319   $7,382,489     $26,208,932     $5,552,400      $27,527,627     $4,903,047
United Kingdom        1,609,910    1,786,385       3,425,315        740,088        2,169,005        634,555
Canada                4,452,153            -       4,101,794              -        3,900,835              -
Other                 1,145,795            -       2,059,345              -        1,784,994              -
                    -----------   ----------     -----------     ----------      -----------     ----------
Total               $39,544,177   $9,168,874     $35,795,386     $6,292,488      $35,382,461     $5,537,602
                    ===========   ==========     ===========     ==========      ===========     ==========

                            SUPPLEMENTAL INFORMATION

                     TRANS-INDUSTRIES, INC. AND SUBSIDIARIES

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                        DECEMBER 31, 1999, 1998, AND 1997

--------------------------------------------------------------------------------


                                                         ALLOWANCE
                                                        FOR DOUBTFUL                                           ALLOWANCE
                                                          ACCOUNTS           BAD          WRITE-OFF OF        FOR DOUBTFUL
                                                         BEGINNING           DEBT        UNCOLLECTIBLE          ACCOUNTS
                                                         OF PERIOD         EXPENSE         ACCOUNTS          END OF PERIOD
                                                        ------------      ---------      -------------       -------------

Year ended December 31, 1997                            $    109,000      $ 214,000      $     110,000       $     213,000

Year ended December 31, 1998                            $    213,000      $ 172,000      $     160,000       $     225,000

Year ended December 31, 1999                            $    225,000      $ 205,000      $      67,000       $     363,000


                                    PART III


Item 10.   Directors and Executive Officers of the Registrant.


    Name of Director (a)
    or Officer (b)               Age      Office Held and/or Principal Occupation       Term Expires
    --------------               ---      ---------------------------------------       ------------

    Dale S. Coenen  (a)          71       Chairman of the Board and President             May 2000
      and  (b)                            since 1972.

    Duncan Miller  (a)           75       Director since 1967, Investment                 May 2000
                                          Counselor.

    Matthew M. Wirgau  (a)       48       Director since 1992.                            May 2000

    Robert J. Ruben  (b)         76       Secretary since 1967.                           May 2000

    Kai R. Kosanke  (b)          49       Vice-President, Controller & Treasurer          May 2000
                                          Since January, 1987

    Paul Clemo    (b)            39       Assistant Secretary since May 1991.             May 2000
                                          Assistant Treasurer since May 1991.

    O.K. Dealey, Jr.  (a)        59       President - Transmatic, Inc.                    May 2000
      and (b)                             Director since 1998.

    Jessie D. Swinea, Jr.  (a)   64       President - Vultron, Inc.                       May 2000
      and (b)                             Director since 1998.


              The Company's directors and executive committee's fees for 1999 were as follows: Dale S. Coenen $25,000.00; Duncan Miller, $25,000.00; Matthew
M. Wirgau, $25,000.00; O.K. Dealey, Jr., $25,000.00; and Jessie D.
Swinea, Jr., $25,000.00


Item 11.   Executive Compensation.

Item 12.   Security Ownership of Certain Beneficial Owners and Management.

Item 13.   Certain Relationships and Related Transactions
              The information called for by Part III (Items 11, 12, and 13, and additional information regarding Item 10), is incorporated by reference from the Registrant's definitive proxy statement in connection with its Annual Meeting of Shareholders to be held on May 17, 2000, which Proxy Statement will be filed pursuant to Regulation 14A.

                                     PART IV

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K

     (a) 1, 2. Consolidated Financial Statements for Trans-Industries, Inc. and Subsidiaries for years ended December 31, 1999, 1998, and 1997 are filed under Part II, Item 8.

              3.  Exhibits:
              Exhibit 3 (a) Restated Certificate of Incorporation incorporated herein by reference to Form 8 filed May 17, 1982.
              Exhibit 3 (b) Bylaws incorporated herein by reference to Registration Statement No. 2-30317.
              Exhibit 13 (b) Form 10-Q for quarter ended September 30, 1999, filed with the Securities and Exchange Commission on November 12, 1999 incorporated herein by reference.
              Exhibit 21 List of Subsidiaries (see page 36).

     (b) No reports on Form 8-K for the three months ended December 31, 1999 were required to be filed.

                                   SIGNATURES

              Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                              TRANS-INDUSTRIES, INC.






              Date:      3/23/00              /s/  Dale S. Coenen
                    -------------------          -------------------------------
                                              Dale S. Coenen
                                              Chairman of the Board of Directors
                                              and Chief Executive Office


              Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, which include the President, the Chief Financial Officer, the Assistant Treasurer, and a majority of the Board of Directors on behalf of the Registrant and in the capacities and on the dates indicated:

/s/     Dale S. Coenen                          President      3/23/00
----------------------------                               ---------------------
(Dale S. Coenen)


/s/     Kai Kosanke                        Vice-President      3/23/00
----------------------------                               ---------------------
(Kai Kosanke)                 and Chief Financial Officer


/s/     Paul Clemo                    Assistant Treasurer      3/23/00
----------------------------                               ---------------------
(Paul Clemo)


/s/     Jessie D. Swinea, Jr.                    Director      3/23/00
----------------------------                               ---------------------
(Jessie D. Swinea, Jr.)


/s/     O.K. Dealey, Jr.                         Director      3/23/00
----------------------------                               ---------------------
(O.K. Dealey, Jr.)

                                 Exhibit Index
                                 -------------


Exhibit No.                   Description
-----------                   -----------
  21                          List of Subsidiaries
  27                          Financial Data Schedule