Form 10-Q
period 2000-03-31
TRANS INDUSTRIES INC
filed 2000-05-11
CIK 99102

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

  For Quarter Ended March 31, 2000                Commission File Number 0-4539

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
The number of shares outstanding of registrant's Common stock, par value $.10 per share, at March 31, 2000 was 3,139,737.

                 TRANS-INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

                FORM 10-Q - FOR THE QUARTER ENDED MARCH 31, 2000

                                      INDEX



PART I.   Financial Information

Item 1.       FINANCIAL STATEMENTS

              A.   Consolidated Statements of Operations ---
                     Three months ended March 31, 2000 and 1999.

              B.   Consolidated Statements of Comprehensive Income/(Loss) ---
                     Three months ended March 31, 2000 and 1999.

              C.   Consolidated Balance Sheets ---
                     March 31, 2000 and December 31, 1999.

              D.   Consolidated Statements of Cash Flows ---
                     Three months ended March 31, 2000 and 1999.

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

Item 1.       LEGAL PROCEEDINGS

Item 6.       EXHIBITS AND REPORTS ON FORM 8-K

              SIGNATURES

                     TRANS-INDUSTRIES, INC. AND SUBSIDIARIES
A.
                CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)



                                                                       For 3 Months Ended:
                                                                       -------------------
                                                                     3/31/00        3/31/99
                                                                     -------        -------

1.   Gross sales less discounts, returns and allowances              $11,529,341      $8,910,832

2.   Cost of goods sold                                                8,504,035       6,247,649
                                                                     -----------     -----------
3.   Gross Profit                                                      3,025,306       2,663,183

4.   Selling, general and administrative exp.                          2,842,950       2,450,365
                                                                     -----------     -----------

5.   Operating income                                                    182,356         212,818

6.   Other (income)/ expense
         Interest expense                                                310,002         184,214
         Other income                                                     (8,084)        (51,095)
                                                                     -----------     -----------
         Total other (income)/expense                                    301,918         133,119
                                                                     -----------     -----------
7.   Earnings/ (loss) before income taxes                               (119,562)         79,699

8.   Income tax expense/ (benefit)                                        (4,000)         58,000
                                                                     -----------     -----------

9.   Net earnings/ (loss)                                            $  (115,562)     $   21,699
                                                                     ===========      ==========
10.  Earnings per share (Note 6):
        Basic                                                        $      (.04)     $      .01
        Diluted                                                      $      (.04)     $      .01

                                                                     ===========      ==========









See Notes to Financial Statements

                     TRANS-INDUSTRIES, INC. AND SUBSIDIARIES
B.
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)

                      QUARTER ENDED MARCH 31, 2000 AND 1999


                                                                 2000                   1999
                                                           ------------             ------------

Net earnings/ (loss)                                      $   (115,562)            $     21,699

Other comprehensive income (loss)
 Equity adjustment from foreign
  currency translation                                         (32,759)                 (30,581)
                                                          ------------             ------------

Comprehensive income/ (loss)                              $   (148,321)            $     (8,882)
                                                          ============             ============




























See Notes to Financial Statements

                     TRANS-INDUSTRIES, INC. AND SUBSIDIARIES
C.
                           CONSOLIDATED BALANCE SHEETS



     ASSETS
     ------
Current Assets
--------------
                                            3/31/00           12/31/99
                                          (Unaudited)         (Audited)
                                          -----------         ---------

     Cash                                 $     6,433      $    163,953
     Accounts receivable                   11,153,713        10,489,187
     Inventories (Note 2)                  14,268,991        12,799,521
     Prepaid expenses                         752,935           382,292
     Deferred income taxes                    837,978           830,000
                                          -----------      ------------

     Total current assets                  27,020,050        24,664,953

Property, Plant & Equipment, at Cost

     Land                                     306,881           306,881
     Land Improvements                        126,660           126,660
     Buildings                              5,950,111         5,905,639
     Machinery & equipment                 12,261,704        11,754,635
                                          -----------      ------------
                                           18,645,356        18,093,815
     Less: accumulated
           depreciation                   (11,067,881)      (10,775,158)
                                          -----------      ------------
     Net plant and equipment                7,577,475         7,318,657
                                          -----------      ------------

Other Assets
------------
   Investments in affiliates                   51,196            51,196

   Patents, licenses & trademarks,
   net of accumulated amortization            118,351           132,568

   Excess of cost of investment in
   stock of subsidiary over equity in
   underlying net assets of acquisition     1,613,923         1,654,374

   Sundry                                      32,537            12,079
                                          -----------      ------------



Total assets                              $36,413,532      $ 33,833,827

                                          ===========      ============


     LIABILITIES AND STOCKHOLDERS EQUITY

                                            3/31/00                12/31/99
   Current Liabilities                    (Unaudited)             (Audited)
   -------------------                    -----------             ---------

     Notes Payable (Note 5)                 $10,279,369             $8,504,120
     Current installments
        - Long term debt (Note 5)               559,825                561,940
     Accounts payable - trade                 6,295,230              4,367,123
     Accrued liabilities                      1,470,688              2,028,962
     Income taxes                               (94,077)               207,316
                                            -----------            -----------

     Total current liabilities               18,511,035             15,669,461

     Deferred income taxes - Non-current        269,000                269,000

   Long term debt
   --------------
     Current portion shown above (Note 5)     3,804,986              3,923,634
     Other non-current liabilities              346,712                341,612

   Stockholders' Equity
   --------------------


   Preferred stock of $1.00 par value
      per share - authorized 500,000
      shared; none issued                            --                     --

      Common stock of $.10 par value per
      share - authorized 10,000,000 shares;
      3,139,737 shares issued and 3,139,737
      outstanding at 3/31/00                    313,974                313,974


      Additional paid-in capital              4,072,081              4,072,081
      Retained earnings                       9,142,187              9,257,749
      Foreign currency translation              (46,443)               (13,684)
                                             ----------            -----------
                                             13,481,799             13,630,120
                                             ----------            -----------

   Total liabilities and stockholders'      $36,413,532           $ 33,833,827
   equity
                                            ===========           ============



See Notes to Financial Statements.

                             TRANS-INDUSTRIES, INC.
                      Consolidated Statements of Cash Flows
 D.            For the Three Months Ended March 31, 2000 and 1999


                                                                          Three Months Ended March 31
                                                                          ---------------------------
                                                                          2000                  1999
                                                                          ----                  ----
                                                                       (Unaudited)           (Unaudited)
                                                                      ------------          ------------

CASH FLOWS FROM OPERATING ACTIVITIES
------------------------------------
Net earnings/ (loss)                                                 $   (115,562)            $   21,699
Adjustments to reconcile net earnings/ (loss)
to net cash provided by operations:
     Depreciation/Amortization                                            326,933                267,074
     Decrease (increase) in accts. receiv.                               (664,526)               (63,047)
     Decrease (increase) in inventory                                  (1,469,470)              (726,725)
     Decrease (increase) in prepaid exp.                                 (370,643)              (146,044)
     Increase (decrease) in accts. payable                              1,928,107               (203,735)
     Increase (decrease) in accr. liab.                                  (558,274)              (173,689)
     Increase (decrease) in income taxes                                 (301,393)              (555,723)
     Other                                                                    -0-                (54,880)
                                                                     ------------             ----------

Net Cash Provided (Used) by Operations                                 (1,224,828)            (1,635,070)

CASH FLOWS FROM INVESTING ACTIVITIES
------------------------------------
     Purchase of fixed assets                                            (551,541)              (357,453)
     Acquisition of Business                                                  -0-             (1,362,854)
                                                                     ------------             ----------

Net Cash Provided (Used) by Investing                                    (551,541)            (1,720,307)

CASH FLOWS FROM FINANCING ACTIVITIES
------------------------------------
     Net increase (repayment) of long-term
     borrowings                                                          (123,641)              (128,849)
     Net proceeds (payment) of credit line                              1,775,249              3,386,614
                                                                     ------------             ----------

Net Cash Provided (Used) by Financing                                   1,651,608              3,257,765

Foreign currency translation                                              (32,759)               (30,581)
                                                                     ------------             ----------

Net decrease in cash                                                     (157,520)              (128,193)
Cash at beginning of year                                                 163,953                193,579
                                                                     ------------             ----------
Cash at end of quarter                                               $      6,433             $   65,386
                                                                     ============             ==========
Supplemental Disclosures:
     Interest paid                                                   $    283,353             $  160,537
     Income taxes paid                                               $    300,000             $  610,000



See Notes to Financial Statements

 E.                 TRANS-INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.   Basis of Presentation

     The financial information presented as of any date other than December 31 has been prepared from the Company's books and records without audit. Financial information as of December 31 has been derived from the audited financial statements of the Company. In the opinion of management, all adjustments consisting of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods indicated, have been included. For further information regarding the Company's accounting policies, refer to the consolidated financial statements and related notes included in the Company's annual report on form 10-K for the year ended December 31, 1999.


2.   Inventories

     The major components of inventories are:



                                             3/31/00            12/31/99
                                             -------            --------
                  Raw Materials              $6,198,292      $4,993,075
                  Work in Process             4,597,409       4,592,891
                  Finished Goods              3,473,290       3,213,555
                                            -----------     -----------

                                            $14,268,991     $12,799,521
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

E.                  TRANS-INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



5.   Long-Term Debt

     Long-term debt at March 31, 2000 consisted of the following:



     Trans-Industries, Inc., $3,840,000 term note, payable in                                  $ 3,027,324
     monthly installments of $38,362 which includes interest
     at bank's prime lending rate, and a balloon payment of
     $1,850,207 in October 2004.  The note is secured by
     substantially all the assets of Trans-Industries, Inc.
     and subsidiaries.

     Term note, payable in monthly installments of $896                                            105,216
     including interest at a rate of 6%.  The note is due
     January 21, 2002.

     Term note, payable in monthly installments of $16,667 plus interest at the
     bank's prime lending rate less 1/4 point.  Note is due July 1, 2004.                          866,667

     Other                                                                                         365,604
                                                                                               -----------
                                                                                                 4,364,811
     Less current installments                                                                    (559,825)
                                                                                               -----------
     Long-term debt                                                                            $ 3,804,986
                                                                                               ===========


     The Trans-Industries, Inc. term loan agreement contains restrictive provisions relating principally to the maintenance of working capital, tangible net worth, and ratio of debt to earnings. At March 31, 2000 the Company was not in compliance and received a waiver from the bank.

     The Company also has an unsecured $12,000,000 line of credit of which $10,279,369 was utilized at March 31, 2000. Interest is charged at the bank's prime lending rate, less 1/4 point. This line of credit expires on July 1, 2000.

                     TRANS-INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.   Earnings Per Share

     For the quarter ended March 31, 2000, all options outstanding have been excluded from the computation of diluted earnings per share as the effect would be anti-dilutive.

     The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share computations.


                                                      EARNINGS               SHARES          PER SHARE
                                                     (NUMERATOR)          (DENOMINATOR)       AMOUNT
                                                     -----------          -------------       ------

     Qtr. ended March 31, 1999
         Basic earnings per share:
              Earnings available to common
                  stockholders                       $  21,699               3,138,339      $     .01
              Effect of dilutive securities
                  Stock options                             --                   8,090            .00
                                                     ---------              ----------      ---------
         Diluted earnings per share:
              Earnings available to stockholders
              plus assumed conversions               $  21,699               3,146,429      $     .01

                                                     =========              ==========      =========

7.   Segment Information

     Financial information summarized by geographic location is as follows:



                                              3/31/00                                        3/31/99
                                ---------------------------------------       ----------------------------------------

                                                          LONG-                                         LONG-
                                                          LIVED                                         LIVED
                                    REVENUES              ASSETS                 REVENUES              ASSETS
                                    --------              ------                 --------              ------

     United States                $9,427,847           $7,465,424              $6,524,400          $6,931,685
     United Kingdom                  469,379            1,928,058                 775,230             943,039
     Canada                        1,298,052                    -               1,021,093                   -
     Other                           334,063                    -                 590,109                   -

     Total                       $11,529,341           $9,393,482              $8,910,832          $7,874,724

                     TRANS-INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


8.   Business Acquisition

     In February, 1999, Trans-Industries, Inc. acquired 100% of the outstanding common stock of Plastech Transparencies, Inc., a California based company specializing in the design and manufacture of glass and window system technology, in a transaction accounted for as a stock purchase. Plastech Transparencies, Inc. has served the replacement and conversion market in portions of the West Coast transit industry since 1991. Plastech has become part of Trans-Industries' Transmatic Group of Companies, operating as a wholly owned subsidiary of Transmatic, Inc. and changed its name to TransGlass, Inc.

                     TRANS-INDUSTRIES, INC. AND SUBSIDIARIES

Item 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                       CONDITION AND RESULTS OF OPERATIONS

                      For Three Months Ended March 31, 2000

Sales and Earnings

Sales for the quarter ended March 31, 2000 were $11,529,341 compared to $8,910,832 for the same period a year ago. This increase of $2,618,509 is attributed to increased demand for the Company's lighting products, improved production throughput of the Company's variable message signs, and an increase in bus window systems and glass compared to the same period a year ago.

During the first quarter of 2000, the Company recorded a net loss of $115,562 on sales of $11,529,341. For the same period of the prior year, the Company reported a net profit of $21,699 on sales of $8,910,832 The Company's electronics and lighting operations, showed improved operating results over the same period a year ago. However, this improvement was more than offset by higher losses incurred at TransGlass, Inc. the producer of bus windows systems. It is anticipated that as TransGlass "grows" into their new facility and cost structure, coupled with increase labor efficiencies, operating profits will start to be realized in the third quarter of 2000.

Inventories

Inventory valuation is based upon the lower of cost or market. At March 31, 2000, consolidated inventories were $14,268,991 compared to $11,831,454 a year ago. This increase of $2,437,537 is to accommodate increased sales compared to a year ago, and is concentrated in raw materials. It also reflects approximately $350,000 of finished goods for a customer who was on credit hold at 3/31/2000.

Interest

Interest expense amounted to approximately $310,000 and $184,000 for the first quarter of 2000 and 1999, respectively. This increase of $126,000 was the result of higher debt levels in 2000, plus increased interest costs tied to the bank's prime rate.

Financial Condition

Current financial resources coupled with anticipated funds from operations are expected to meet funding requirements for the remainder of the year, based upon present needs.

                           PART II - OTHER INFORMATION



Item 1.                         LEGAL PROCEEDING

     The Company was the plaintiff in a patent infringement lawsuit filed in the Federal District Court for the Eastern District of Michigan, the Southern Division. On April 9, 1998, the District Court awarded the Company $3,023,773 in damages and $1,119,588 in interest. On May 1, 1998, the defendant paid the damages awarded to the Company and appealed the interest award. On April 29, 1999, the Court of Appeals, consisting of a three judge panel, ruled in favor of the defendant, thus allowing the interest calculation to be computed using an interest rate of approximately 1/2 the original calculation. In June of 1999, the court again ruled in favor of the defendant. In August, 1999 a final interest award of $719,153 was paid to the Company thereby concluding the suit.


Item 6.                EXHIBITS AND REPORTS ON FORM 8-K


     (b) Form 8K dated May 4, 1998; receipt of damage award and Declaration of Special Dividend.

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of l934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                    TRANS-INDUSTRIES, INC.




Date: May 11, 1999                                  /s/     Kai Kosanke
                                                    ---------------------------
                                                    Kai Kosanke, Treasurer
                                                    and Chief Financial Officer



 Date: May 11, 1999                                 /s/     Paul Clemo
                                                    ---------------------------
                                                    Paul Clemo
                                                    Assistant Treasurer

                                 Exhibit Index
                                 -------------

Exhibit No.                   Description
-----------                   -----------
    27                        Financial Data Schedule
