Form 10-Q
period 2000-06-30
TRANS INDUSTRIES INC
filed 2000-08-11
CIK 99102

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

     For Quarter Ended June 30, 2000         Commission File Number 0-4539

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
The number of shares outstanding of registrant's Common stock, par value $.10 per share, at June 30, 2000 was 3,139,737.

                 TRANS-INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

                 FORM 10-Q - FOR THE QUARTER ENDED JUNE 30, 2000

                                      INDEX


PART I.   Financial Information


Item 1.     FINANCIAL STATEMENTS

            A.    Consolidated Statements of Earnings ---
                     Three months ended June 30, 2000 and 1999.
                     Six months ended June 30, 2000 and 1999.

            B.    Consolidated Statements of Comprehensive Income / (Loss)
                     Six months ended June 30, 2000 and 1999.

            C.    Consolidated Balance Sheets ---
                     June 30, 2000 and December 31, 1999.

            D.    Consolidated Statements of Cash Flows ---
                     Six months ended June 30, 2000 and 1999.

            E.    Notes to Consolidated Financial Statements.


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


PART II.  Other Information

Item 1.     LEGAL PROCEEDINGS

Item 6.     EXHIBITS AND REPORTS ON FORM 8-K

            SIGNATURES

                     TRANS-INDUSTRIES, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF EARNINGS (Unaudited)

A.

                                                                      For 3 Months Ended:             For 6 Months Ended:
                                                                 ----------------------------    ----------------------------
                                                                     6/30/00        6/30/99        6/30/00          6/30/99
                                                                 ------------    ------------    ------------    ------------
1.  Gross sales less discounts, returns and allowances           $ 12,748,067    $  9,517,217    $ 24,277,408    $ 18,428,049

2.  Cost of goods sold                                              9,310,468       6,732,713      17,814,503      12,980,362
                                                                 ------------    ------------    ------------    ------------

3.  Gross Profit                                                    3,437,599       2,784,504       6,462,905       5,447,687

4.  Selling, general and administrative exp.                        2,795,982       2,520,054       5,638,932       4,970,419
                                                                 ------------    ------------    ------------    ------------

5.  Operating income/(loss)                                           641,617         264,450         823,973         477,268

6.  Other (income)/expense
         Interest expense                                             349,675         231,434         659,677         415,648
         Other income                                                  (8,145)        (14,051)        (16,229)        (65,146)
                                                                 ------------    ------------    ------------    ------------
         Total other (income)/expense                                 341,530         217,383         643,448         350,502
                                                                 ------------    ------------    ------------    ------------
7.  Earnings before income taxes                                      300,087          47,067         180,525         126,766

8.  Income tax expense                                                144,000          35,000         140,000          93,000
                                                                 ------------    ------------    ------------    ------------
9.  Net profit                                                   $    156,087    $     12,067    $     40,525    $     33,766
                                                                 ============    ============    ============    ============
10. Earnings per share: (note 6)
         Basic                                                   $        .05    $        .00    $        .01    $        .01
         Diluted                                                 $        .05    $        .00    $        .01    $        .01
                                                                 ============    ============    ============    ============
11. Dividends per share                                          $        .00    $        .00    $        .00    $        .00
                                                                 ============    ============    ============    ============

See Notes to Financial Statements

                     TRANS-INDUSTRIES, INC. AND SUBSIDIARIES
B.
            CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME / (LOSS)

                     SIX MONTHS ENDED JUNE 30, 2000 AND 1999

                                                               2000                     1999
                                                           ------------             ------------
Net earnings                                              $      40,525             $     33,766

Other comprehensive income (loss)
   Equity adjustment from foreign
      currency translation                                      (95,237)                  13,707
                                                          -------------             ------------

Comprehensive income / (Loss)                             $     (54,712)            $     47,473
                                                          =============             ============

See Notes to Financial Statements

                     TRANS-INDUSTRIES, INC. AND SUBSIDIARIES
C.
                           CONSOLIDATED BALANCE SHEETS

     ASSETS

Current Assets                                       6/30/00           12/31/99
                                                   (Unaudited)        (Audited)
                                                  ------------      ------------
     Cash                                         $      1,513      $    163,953
     Accounts receivable                            13,108,557        10,489,187
     Inventories (Note 2)                           13,950,505        12,799,521
     Prepaid expenses                                  676,775           382,292
     Deferred income taxes                             837,978           830,000
                                                  ------------      ------------


     Total current assets                           28,575,328        24,664,953

Property, Plant & Equipment, at Cost

     Land                                              306,881           306,881
     Land Improvements                                 126,660           126,660
     Buildings                                       5,953,968         5,905,639
     Machinery & equipment                          12,578,288        11,754,635
                                                  ------------      ------------
                                                    18,965,797        18,093,815
     Less: accumulated
           depreciation                            (11,370,352)      (10,775,158)
                                                  ------------      ------------
     Net plant and equipment                         7,595,445         7,318,657
                                                  ------------      ------------

Other Assets

     Investments in affiliates                          51,196            51,196

     Patents, licenses & trademarks,
     net of accumulated amortization                   104,134           132,568

     Excess of cost of investment in
     stock of subsidiary over equity in
     underlying net assets of acquisition            1,573,472         1,654,374

     Sundry                                             32,912            12,079
                                                  ------------      ------------


Total assets                                      $ 37,932,487      $ 33,833,827
                                                  ============      ============


  LIABILITIES AND STOCKHOLDERS EQUITY


Current Liabilities                                 6/30/00           12/31/99
                                                  (Unaudited)         (Audited)
                                                  ------------      ------------
  Notes Payable (Note 5)                          $ 10,632,143      $  8,504,120
  Current installments
      - Long term debt (Note 5)                      1,575,891           561,940
  Accounts payable - trade                           5,899,674         4,367,123
  Accrued liabilities                                1,872,687         2,028,962
  Income taxes                                          54,392           207,316
                                                  ------------      ------------

  Total current liabilities                         20,034,787        15,669,461

  Deferred income taxes - Non-current                  269,000           269,000

Long term debt

  Current portion shown above (Note 5)               3,701,480         3,923,634
  Other non-current liabilities                        351,812           341,612

Stockholders' Equity

Preferred stock of $1.00 par value
  per share - authorized 500,000
  shared; none issued                                       --                --

  Common stock of $.10 par value per
  share - authorized 10,000,000 shares;
  3,139,737 shares issued and 3,139,737
  outstanding at 6/30/00                               313,974           313,974


  Additional paid-in  capital                        4,072,081         4,072,081
  Retained earnings                                  9,298,274         9,257,749
  Foreign currency translation                        (108,921)          (13,684)
                                                  ------------      ------------
                                                    13,575,408        13,630,120
                                                  ------------      ------------
  Total liabilities and stockholders' equity      $ 37,932,487      $ 33,833,827
                                                  ============      ============

See Notes to Financial Statements.

                             TRANS-INDUSTRIES, INC.
                      Consolidated Statements of Cash Flows
 D.             For the Six Months Ended June 30, 2000 and 1999

                                               Six Months Ended June 30
                                                  2000          1999
                                                  ----          ----
                                              (Unaudited)   (Unaudited)
                                             ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                   $    40,525    $    33,766
Adjustments to reconcile net income
to net cash provided by operations:
     Depreciation/Amortization                   704,729        648,880
     Decrease (increase) in accts. receiv.    (2,619,370)      (231,708)
     Decrease (increase) in inventory         (1,150,984)      (887,486)
     Decrease (increase) in prepaid exp.        (315,515)        (9,608)
     Increase (decrease) in accts. payable     1,532,551        769,653
     Increase (decrease) in accr. liab.         (156,275)      (398,788)
     Increase (decrease) in income taxes        (152,924)      (812,470)
     Other                                           -0-       (153,173)
                                             -----------    -----------

Net Cash Provided (Used) by Operations        (2,117,263)    (1,040,934)

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchase of fixed assets                   (879,960)    (1,346,983)
     Acquisition of Business                         -0-     (1,362,854)
                                             -----------    -----------

Net Cash Provided (Used) by Investing           (879,960)    (2,709,837)

CASH FLOWS FROM FINANCING ACTIVITIES

     Net increase (repayment) of long-term
     borrowings                                  801,997      1,113,156
     Net proceeds (payment) of credit line     2,128,023      2,729,275
                                             -----------    -----------

Net Cash Provided (Used) by Financing          2,930,020      3,842,431

Foreign Currency Translation                     (95,237)        13,707
                                             -----------    -----------

Net Increase (Decrease) In Cash                 (162,440)       105,367
Cash at beginning of year                        163,953        193,579
                                             -----------    -----------
Cash at end of quarter                       $     1,513    $   298,946
                                             ===========    ===========

Supplemental Disclosures:
     Interest paid                           $   613,064    $   384,919
     Income taxes paid                       $   300,000    $   900,578

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


2.   Inventories

     The major components of inventories are:

                                     6/30/00      12/31/99
                                 ------------   -----------
               Raw Materials     $ 6,103,039    $ 4,993,075
               Work in Process     4,552,507      4,592,891
               Finished Goods      3,294,959      3,213,555
                                 ------------   -----------
                                 $13,950,505    $12,799,521
                                 ============   ===========

3.   Principles of Consolidation

     There have been no significant changes in the principles of consolidation since our most recent audited financial statements.


4.   Significant Accounting Policies

     There have been no significant changes in the accounting policies since our most recent audited financial statements.

E.                   TRANS-INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



5.   Long-Term Debt

     Long-term debt at June 30, 2000 consisted of the following:

     Trans-Industries, Inc., $3,840,000 term note, payable in                                   $2,981,693
     monthly installments of $39,036 which includes interest at bank's prime lending rate, and a balloon payment of $1,723,141 in October 2004.  The note is secured by substantially all the assets of Trans-Industries, Inc. and subsidiaries.

     Term note, payable in monthly installments of $896                                            104,102
     including interest at a rate of 6%.  The note is due January 21,
     2002.

     Term note, payable in monthly installments of $16,667                                         816,667
     plus interest at bank's prime lending rate less 1/4 point.
     The note is due July 1, 2004.

     Term note, due on demand, interest at banks prime                                           1,000,000
     lending rate less 1/4 point.



     Other                                                                                         374,909
                                                                                                ----------

                                                                                                 5,277,371
     Less current installments                                                                  (1,575,891)
                                                                                                ----------
     Long-term debt                                                                             $3,701,480
                                                                                                ==========

     The Trans-Industries, Inc. term loan agreement contains restrictive provisions relating principally to the maintenance of working capital, tangible net worth, and ratio of debt to earnings. At June 30, 2000 the Company was not in compliance and received a waiver from the bank.

     The Company also has an unsecured $12,000,000 line of credit of which $10,632,143 was utilized at June 30, 2000. Interest is charged at the bank's prime lending rate, less 1/4 point. This line of credit expires on July 1, 2001.

                     TRANS-INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.   Earnings Per Share

     For the quarter ended June 30, 2000, all options outstanding have been excluded from the computation of diluted earnings per share as the effect would be anti-dilutive.

     The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share computations.

                                                       EARNINGS               SHARES        PER SHARE
                                                      (NUMERATOR)          (DENOMINATOR)      AMOUNT
                                                      -----------          -------------    ---------
     Qtr. ended June 30, 1999
         Basic earnings per share:
              Earnings available to common
                  stockholders                          $ 12,067             3,139,500      $     .00
              Effect of dilutive securities
                  Stock options                               --                 6,586            .00
                                                        --------            ----------      ---------
         Diluted earnings per share:
              Earnings available to stockholders
              plus assumed conversions                  $ 12,067             3,146,086      $     .00
                                                        ========            ==========      =========

                     TRANS-INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


7.   Segment Information

     The Company operates in one market segment, the transportation industry.

     Financial information summarized by geographic is as follows:

                                               6/30/00                                      6/30/99
                                -----------------------------------------    -----------------------------------------
                                                          LONG-                                        LONG-
                                                          LIVED                                        LIVED
                                   REVENUES              ASSETS                 REVENUES              ASSETS
                                   --------              ------                 --------              ------

     United States               $19,852,279           $7,423,225             $13,492,788           $7,023,013
     United Kingdom                  988,374            1,933,934               1,603,215            1,557,750
     Canada                        2,733,316                    -               2,111,671                    -
     Other                           703,439                    -               1,220,375                    -

     Total                       $24,277,408           $9,357,159             $18,428,049           $8,580,763


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

                     TRANS-INDUSTRIES, INC. AND SUBSIDIARIES

Item 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                       CONDITION AND RESULTS OF OPERATIONS

                       For Six Months Ended June 30, 2000

Sales and Earnings

Sales for the quarter ended June 30, 2000, were $12,748,067 compared to $9,517,217, for the same period a year ago. This increase of $3,230,850 reflects improved shipments of the Company's variable message signs and lighting products as well as an increase in sales of bus window systems which alone accounted for over 34% of the total increase in sales over the same period a year ago.

During the second quarter of 2000, the Company had a net profit of $156,087. For the same period of the prior year, the Company had a net profit of $12,067 on sales of $9,517,217. This increase of $144,020, although dampened by heavy software development expenses associated with the intelligent bus pilot program and continuing losses at our bus window operation, was attributable to overall increased sales volume.


Inventories

Inventory valuation is based upon the lower of cost or market. At June 30, 2000, consolidated inventories were $13,950,505 compared to $11,992,215 a year ago. This increase of $1,958,290 is to accommodate increased sales compared to a year ago, and is concentrated in raw materials.


Interest

Interest expense amounted to approximately $350,000 and $231,000 for the second quarter of 2000 and 1999, respectively. This increase of $119,000 was the result of higher debt levels in 2000, plus increased interest costs tied to the bank's prime rate.

Financial Condition

Current financial resources coupled with anticipated funds from operations are expected to meet funding requirements for the remainder of the year, based upon present needs. In anticipation of future funding requirements associated with forecasted data guide production contracts, exploratory bank conversations have been held regarding additional credit availability to support anticipated production of the data guide information system.

                           PART II - OTHER INFORMATION


Item 1.                          LEGAL PROCEEDING

     The Company was the plaintiff in a patent infringement lawsuit filed in the Federal District Court for the Eastern District of Michigan, the Southern Division. On April 9, 1998, the District Court awarded the Company $3,023,773 in damages and $1,119,588 in interest. On May 1, 1998, the defendant paid the damages awarded to the Company and appealed the interest award. On April 29, 1999, the Court of Appeals, consisting of a three judge panel, ruled in favor of the defendant, thus allowing the interest calculation to be computed using an interest rate of approximately 1/2 the original calculation. In June of 1999, the court again ruled in favor of the defendant. In August 1999 a final interest award of $719,153 was paid to the Company thereby concluding the suit.


Item 6.                   EXHIBITS AND REPORTS ON FORM 8-K

     (b) Form 8K dated May 4, 1998; receipt of damage award and Declaration of Special Dividend.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of l934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                               TRANS-INDUSTRIES, INC.




Date:  August 9, 2000                          /s/     Kai Kosanke
       --------------                          --------------------------------
                                               Kai Kosanke, Treasurer
                                               and Chief Financial Officer



 Date:  August 9, 2000                         /s/     Paul Clemo
        --------------                         --------------------------------
                                               Paul Clemo
                                               Assistant Treasurer

                                 Exhibit Index
                                 -------------

Exhibit No.              Description
-----------              -----------

    27                   Financial Data Schedule