Form 10-Q
period 2000-09-30
TRANS INDUSTRIES INC
filed 2000-11-14
CIK 99102

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

         For Quarter Ended September 30, 2000      Commission File Number 0-4539

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

The number of shares outstanding of registrant's Common stock, par value $.10 per share, at September 30, 2000 was 3,139,737.

                 TRANS-INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

              FORM 10-Q - FOR THE QUARTER ENDED SEPTEMBER 30, 2000

                                      INDEX


PART I.   Financial Information


Item 1.   FINANCIAL STATEMENTS

          A.    Consolidated Statements of Operations ---
                   Three months ended September 30, 2000 and 1999. Nine months ended September 30, 2000 and 1999.

          B. Consolidated Statements of Comprehensive Income / (Loss) Nine months ended September 30, 2000 and 1999.

          C.    Consolidated Balance Sheets ---
                   September 30, 2000 and December 31, 1999.

          D.    Consolidated Statements of Cash Flows ---
                   Nine months ended September 30, 2000 and 1999.

          E.    Notes to Consolidated Financial Statements.


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


PART II.  Other Information

Item 1.   LEGAL PROCEEDINGS

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

          SIGNATURES

                     TRANS-INDUSTRIES, INC. AND SUBSIDIARIES
A.
                CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)


                                                                     For 3 Months Ended:           For 9 Months Ended:
                                                                     -------------------           -------------------
                                                                9/30/00            9/30/99      9/30/00                9/30/99
                                                                -------            -------      -------                -------


1.   Gross sales less discounts, returns and allowances      $10,296,543      $9,698,966      $34,573,951            $28,127,015

2.   Cost of goods sold                                        8,590,131       7,063,248       26,404,634             20,043,610
                                                             ------------     -----------     ------------           ------------
3.   Gross Profit                                              1,706,412       2,635,718        8,169,317              8,083,405

4.   Selling, general and administrative exp.                  2,432,929       2,836,624        8,071,861              7,807,043
                                                             ------------     -----------     ------------           ------------

5.   Operating income/(loss)                                    (726,517)       (200,906)          97,456                276,362

6.   Other (income)/ expense
         Interest expense                                        419,072         266,374        1,078,749                682,022
         Other income                                             (9,786)       (726,131)         (26,015)              (791,277)
                                                             ------------     -----------     ------------           ------------
     Total other (income)/expense                                409,286        (459,757)       1,052,734               (109,255)
                                                             ------------     -----------     ------------          ------------
7.   Earnings/(loss) before income taxes                      (1,135,803)        258,851         (955,278)               385,617

8.   Income tax expense/(loss)                                  (318,000)        121,000         (178,000)               214,000
                                                             ------------     -----------      -----------           ------------
9.   Net earnings                                            $  (817,803)     $  137,851       $ (777,278)           $   171,617
                                                             ============     ===========      ===========           ============

10.  Earnings/(loss) per share: (note 6)

         Basic                                              ($       .26)     $      .04      ($      .25)           $       .05

         Diluted                                            ($       .26)     $      .04      ($      .25)           $       .05
                                                             ============     ===========      ===========           ============
11.  Dividends per share                                     $       .00      $      .00       $      .00            $       .00
                                                             ============     ===========      ===========           ============






See Notes to Financial Statements

                     TRANS-INDUSTRIES, INC. AND SUBSIDIARIES
B.
         CONSOLIDATED STATEMENTS OF COMPREHENSIVE NET EARNINGS / (LOSS)

                  NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999



                                                                2000                      1999
                                                         ----------------          ---------------

Net earnings                                              $    (777,278)            $    171,617

Other comprehensive income/ (loss)
   Equity adjustment from foreign
      currency translation                                     (126,780)                  93,173
                                                          --------------            ------------

Comprehensive income / (Loss)                             $    (904,058)            $    264,790
                                                          ==============            ============

















See Notes to Financial Statements

                     TRANS-INDUSTRIES, INC. AND SUBSIDIARIES
C.
                           CONSOLIDATED BALANCE SHEETS

     ASSETS                                                              LIABILITIES AND STOCKHOLDERS EQUITY
     ------                                                              -----------------------------------

Current Assets                      9/30/00           12/31/99      Current Liabilities                 9/30/00            12/31/99
--------------                     (Unaudited)       (Audited)      -------------------               (Unaudited)         (Audited)
                                   -----------     -----------                                       ------------         ---------

     Cash                         $    25,095       $   163,953       Notes Payable (Note 5)         $10,943,000       $  8,504,120
     Accounts receivable           12,138,738        10,489,187       Current installments
     Inventories (Note 2)          13,076,660        12,799,521          - Long term debt (Note 5)     1,574,946            561,940
     Prepaid expenses                 560,892           382,292       Accounts payable - trade         5,410,275          4,367,123
     Deferred income taxes            837,978           830,000       Accrued liabilities              1,167,877          2,028,962
                                  -----------       -----------       Income taxes                      (171,672)           207,316
                                                                                                     ------------     -------------
     Total current assets          26,639,363        24,664,953
                                                                      Total current liabilities       18,924,426         15,669,461
Property, Plant & Equipment,
  at Cost
----------------------------
                                                                      Deferred income taxes -
                                                                      Non-current                        269,000            269,000
     Land                             306,881           306,881
     Land Improvements                126,660           126,660     Long term debt
                                                                    --------------
     Buildings                      5,957,071         5,905,639
     Machinery & equipment         12,726,436        11,754,635       Current portion shown above      3,588,614          3,923,634
                                  -----------        ----------       (Note 5)

                                   19,117,048        18,093,815       Other non-current liabilities      295,168            341,612
     Less: accumulated
           depreciation           (11,660,187)      (10,775,158)    Stockholders' Equity
                                  -----------       -----------     --------------------
     Net plant and equipment        7,456,861         7,318,657
                                  -----------       -----------
                                                                    Preferred stock of $1.00 par
Other Assets                                                          value per share - authorized
------------                                                          500,000 shared; none issued             --                 --

     Investments in affiliates         51,196            51,196
                                                                      Common stock of $.10 par
     Patents, licenses &                                              value per share - authorized
     trademarks, net of                                               10,000,000 shares; 3,139,737
     accumulated amortization          89,917           132,568       shares issued and 3,139,737
                                                                      outstanding at 9/30/00             313,974            313,974
     Excess of cost of
     investment in stock of
     subsidiary over equity in                                        Additional paid-in  capital      4,072,081          4,072,081
     underlying net assets of                                         Retained earnings                8,480,471          9,257,749
     acquisition                    1,533,021         1,654,374

     Sundry                            32,912            12,079       Foreign currency translation      (140,464)           (13,684)
                                  -----------       -----------                                      ------------       ------------
                                                                                                      12,726,062         13,630,120
                                                                                                     ------------       ------------
Total assets                      $35,803,270       $33,833,827     Total liabilities and            $35,803,270        $33,833,827
                                  ===========       ===========       stockholders' equity           ===========        ============


See Notes to Financial Statements.

                             TRANS-INDUSTRIES, INC.
                      Consolidated Statements of Cash Flows
D.             For the Nine Months Ended September 30, 2000 and 1999



                                                                          Nine Months Ended September 30
                                                                          ------------------------------
                                                                             2000                  1999
                                                                             ----                  ----
                                                                          (Unaudited)           (Unaudited)
                                                                         ------------          ------------

CASH FLOWS FROM OPERATING ACTIVITIES
------------------------------------
Net earnings/(loss)                                                     $    (777,278)       $      171,617
Adjustments to reconcile net earnings
to net cash provided by operations:
     Depreciation/Amortization                                              1,080,473               956,995
     Decrease (increase) in accts. receiv.                                 (1,649,551)           (1,095,328)
     Decrease (increase) in inventory                                        (277,139)           (1,220,397)
     Decrease (increase) in prepaid exp.                                     (178,600)             (269,805)
     Increase (decrease) in accts. payable                                  1,043,152               468,841
     Increase (decrease) in accr. liab.                                      (869,063)             (336,790)
     Increase (decrease) in income taxes                                     (378,988)             (779,855)
     Other                                                                        -0-              (242,562)
                                                                       --------------        --------------

Net Cash Provided (Used) by Operations                                     (2,006,994)           (2,347,284)

CASH FLOWS FROM INVESTING ACTIVITIES
------------------------------------
     Purchase of fixed assets                                              (1,075,506)           (1,699,888)
     Acquisition of Business                                                      -0-            (1,357,816)
                                                                       --------------        --------------
Net Cash Provided (Used) by Investing                                      (1,075,506)           (3,057,704)

CASH FLOWS FROM FINANCING ACTIVITIES
------------------------------------
     Net increase (repayment) of long-term
     borrowings                                                               631,542               962,527
     Net proceeds (payment) of credit line                                  2,438,880             4,180,506
                                                                       --------------        --------------

Net Cash Provided (Used) by Financing                                       3,070,422             5,143,033

Foreign currency translation                                                 (126,780)               93,173
                                                                       --------------        --------------

Net Increase (decrease) in Cash                                              (138,858)             (168,782)
Cash at beginning of year                                                     163,953               193,579
                                                                       --------------       ---------------

Cash at end of quarter                                                  $      25,095        $       24,797
                                                                       ==============       ===============
Supplemental Disclosures:
     Interest paid                                                      $     986,911        $      624,579
     Income taxes paid                                                  $     300,000        $      900,528


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


2.   Inventories

     The major components of inventories are:


                                        9/30/00                12/31/99
                                        -------                --------

           Raw Materials             $ 5,548,665             $ 4,993,075
           Work in Process             4,599,829               4,592,891
           Finished Goods              2,928,166               3,213,555
                                     -----------             -----------

                                     $13,076,660             $12,799,521
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

E.                  TRANS-INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




5.   Long-Term Debt

     Long-term debt at September 30, 2000 consisted of the following:

     Trans-Industries, Inc., $3,840,000 term note, payable in                                   $2,936,276
     monthly installments of $40,725 which includes interest at bank's prime lending rate, and a balloon payment of $1,723,141 in October 2004.  The note is secured by substantially all the assets of Trans-Industries, Inc. and subsidiaries.

     Term note, payable in monthly installments of $896                                            102,972
     including interest at a rate of 6%.  The note is due January 21,
     2002.

     Term note, payable in monthly installments of $16,667                                         766,667
     plus interest at bank's prime lending rate less 1/4 point.
     The note is due July 1, 2004.

     Term note, due on demand, interest at banks prime                                           1,000,000
     lending rate less 1/4 point.

     Other                                                                                         357,645


                                                                                                 5,163,560
     Less current installments                                                                 ( 1,574,946)
                                                                                               -----------

     Long-term debt                                                                             $3,588,614
                                                                                               ===========



     The Trans-Industries, Inc. term loan agreement contains restrictive provisions relating principally to the maintenance of working capital, tangible net worth, and ratio of debt to earnings. At September 30, 2000 the Company was in compliance.

     The Company also had an unsecured $12,000,000 line of credit of which $10,943,000 was utilized at September 30, 2000. Through September 30 Interest was charged at the bank's prime lending rate, less 1/4 point. In October of 2000 the bank agreement was renegotiated. The new agreement transfers $2,000,000 from the credit line to term debt and increases the banks interest rate to 1/2 over prime.

     This line of credit expires on July 1, 2001.

                     TRANS-INDUSTRIES, INC. AND SUBSIDIARIES
E.                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


6.   Earnings/(loss) Per Share

     For the quarter ended September 30, 2000, all options outstanding have been excluded from the computation of diluted earnings/(loss) per share as the effect would be anti-dilutive.

     The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share computations, for the quarter ended 1999.


                                                      EARNINGS               SHARES          PER SHARE
                                                     (NUMERATOR)          (DENOMINATOR)       AMOUNT
                                                     -----------          -------------       ------

     Qtr. ended September 30, 1999
     -----------------------------
         Basic earnings per share:
              Earnings available to common
                  stockholders                          $137,851             3,139,737      $     .04
              Effect of dilutive securities
                  Stock options                          --                      1,128            .00
                                                    -------------        -------------      ---------
         Diluted earnings per share:
              Earnings available to stockholders
              plus assumed conversions                  $137,851             3,140,865      $     .04
                                                    =============        =============      =========


7.   Segment Information

     The Company operates in one market segment, the transportation industry.

     Financial information summarized by geographic is as follows:



                                               9/30/00                                      9/30/99
                                -----------------------------------------    -----------------------------------------

                                                           LONG-                                        LONG-
                                                           -----
                                                           LIVED                                        LIVED
                                                           -----
                                     REVENUES              ASSETS                 REVENUES              ASSETS
                                     --------              ------                 --------              ------

     United States                 $28,272,035           $7,173,162             $20,594,250           $7,103,966
     United Kingdom                  1,407,563            1,990,745               2,447,011            1,605,556
     Canada                          3,892,571                  -                 3,223,076                  -
     Other                           1,001,782                  -                 1,862,678                  -

     Total                         $34,573,951           $9,163,907             $28,127,015           $8,709,522


                     TRANS-INDUSTRIES, INC. AND SUBSIDIARIES

Item 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                       CONDITION AND RESULTS OF OPERATIONS

                    For Nine Months Ended September 30, 2000

Sales and Earnings

Sales for the quarter ended September 30, 2000, were $10,296,543 compared to $9,698,966, for the same period a year ago. This increase of $597,577 reflects improved shipments of the Company's lighting products and bus window systems.

During the third quarter of 2000, the Company had a net loss of approximately $818,000. For the same period of the prior year, the Company had a net profit of $138,000. This result was aided by inclusion of $600,000 of net interest income from a favorable patent ruling. This decrease in profits of $956,000 can be attributed to three areas of the business. First, our U.K. operations showed heavy losses, particularly at our molding operations, where high scrap rates and outgoing freight charges were incurred in meeting customer requirements. Extensive review of this operation is in progress and improved processes are expected to be implemented in the fourth quarter of 2000. Second, our bus window operation on the west coast did not hit their sales targets, in part, due to the transit strike in Los Angeles. However, significant progress has been made in becoming a supplier to OEM bus builders and these efforts are expected to become apparent during the first quarter of 2001. The last area of opportunity that has been costly for the Company relates to our product, technical, and market development costs associated with our "smart bus" technology designed to improve on-time performance of transit busses. Although the costs for this project have been substantial to date, the Company believes this investment is key to the Company's future growth. Evidence of this is anticipated with an expected major order for this product either late in the fourth quarter or shortly thereafter.


Inventories

Inventory valuation is based upon the lower of cost or market. At September 30, 2000, consolidated inventories were $13,076,660 compared to $12,325,086 a year ago. This increase of $751,574 is to accommodate increased sales compared to a year ago, and is concentrated in raw materials.


Interest

Interest expense amounted to approximately $419,000 and $266,000 for the third quarter of 2000 and 1999, respectively. This increase of $153,000 was the result of higher debt levels in 2000, plus increased interest costs.

                     TRANS-INDUSTRIES, INC. AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                       CONDITION AND RESULTS OF OPERATIONS

                    For Nine Months Ended September 30, 2000



Financial Condition


Current financial resources coupled with anticipated funds from operations are expected to meet funding requirements for the remainder of the year, based upon present needs. In anticipation of future funding requirements associated with forecasted production contracts of vehicle information products and software, exploratory bank conversations have been held regarding additional credit availability. Additionally the bank agreement was renegotiated in October of 2000. Key changes to the new banking agreement include the moving of $2,000,000 from the Company's working capital credit line to five year term debt, the availability of a $1,000,000 capital expenditure line, and an increase in the banks interest rate from 1/4 under prime to 1/2 over prime. This move will provide additional availability under the Company's credit line.

                     TRANS-INDUSTRIES, INC. AND SUBSIDIARIES

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


     (b) None.

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of l934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        TRANS-INDUSTRIES, INC.




Date:  November 9, 2000                  /s/  Kai Kosanke
       ----------------                  --------------------------------
                                         Kai Kosanke, Treasurer
                                         and Chief Financial Officer



 Date:  November 9, 2000                 /s/  Paul Clemo
        ----------------                 --------------------------------
                                         Paul Clemo
                                         Assistant Treasurer

                                 Exhibit Index
                                 -------------

Exhibit No.             Description
-----------             -----------
    27                  Financial Data Schedule