Form 10-K
period 2000-12-31
TRANS INDUSTRIES INC
filed 2001-03-29
CIK 99102

                                    FORM 10-K




                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000        Commission File Number 0-4539

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

                     Common Stock, Par Value $.10 Per Share

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. YES X NO

        As of February 28, 2001, 3,139,737 shares of Common Stock were outstanding and the aggregate market value of the Common Stock held by non-affiliates of the registrant (based upon the last sale price on the NASDAQ National Market) was approximately $4,566,513.

DOCUMENTS INCORPORATED BY REFERENCE

        Information called for by Part III (Items 10, 11, 12, and 13) is incorporated by reference from the Registrant's definitive proxy statement in connection with its Annual Meeting of Shareholders to be held on May 16, 2001, which Proxy Statement will be filed pursuant to Regulation 14A.

                                     PART I

Item 1 Business.

Introduction

              Trans-Industries, Inc. (the "Company") was incorporated in Delaware in 1967 to acquire the business of Transign, Inc., a company founded in 1952 to manufacture mechanical bus signs. Initially, the Company produced mechanical signage for the mass transit market, but its current efforts are concentrated on electronic systems for the display of information, bus lighting products, bus window products and source extraction systems for the environmental market. These products are sold to virtually all aspects of the transportation industry and to a broad range of commercial and industrial markets. The Company has one major customer - Gillig Corporation - which accounted for over 10 percent of consolidated annual sales. Although Gillig Corp. is a highly valued customer, the Company does not consider itself dependent upon it for continued ongoing sales. Sales volume is significantly affected by state and municipal government spending for mass transit, highway systems, and airports. As of February 28, 2001, the Company's backlog was $16,780,628 compared with $18,983,400 and approximately $17,811,600 for the same dates in 2000 and 1999, respectively. Of the current backlog, it is anticipated that 90 percent will be completed within one year.

Operations

        A. Industry Segment.

              Trans-Industries is a leading supplier of lighting and information display systems for mass transit operations. New and growing markets are already being developed for the electronic information display systems, the liquid crystal displays, and the Company's dust control product line. The Company is currently in the process of developing and expanding the market for its newly acquired bus window product line. Based on the nature of the Company's products, production processes, types of customers, and marketing methods, management believes the Company operates in predominately one broad industry segment which is the transportation industry.

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

              Approximately $966,000, $1,143,000 and $849,000 was spent on research and development during the years-ended December 31, 2000, 1999 and 1998, respectively.

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

        F. Employee Relations.

              The Company employs approximately 335 people, supplemented by temporary workers, with a minority of these employees covered by a union contract that expires August 7, 2001. The Company considers its overall labor relations with employees to be good.

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


Item 2. Properties.

              Domestic operations are conducted at eight principal facilities. Four are owned, of which two are located in Waterford, Michigan, one in Rochester Hills, Michigan and one in Bad Axe, Michigan. Four locations are leased. One of the leased facilities is located in Rochester Hills, Michigan under a lease agreement expiring in February 2002. Two leased facilities are in Wilmington, North

Carolina. One facility is leased through January 2006 and the other is leased through August 2001. The fourth facility is in Irwindale, California and is leased through August 2004.

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


Item 4. Submission of Matters to a Vote of Security Holders.

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

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

              The Common Stock is traded on the Over-the-Counter Market and is included in the National Association of Securities Dealers Automated Quotation System under the symbol TRNI. The following table sets forth the range of trade prices as reported by the National Securities Dealers Association, Inc. for the preceding two years:


                                                        Trade Prices
                                                        ------------

                                                     High                  Low
                                                     ----                  ---
                  2000
                      First Quarter                  7.88                  5.00
                      Second Quarter                 5.88                  4.25
                      Third Quarter                  5.00                  2.88
                      Fourth Quarter                 3.16                  1.25


                  1999
                      First Quarter                  8.63                  6.13
                      Second Quarter                 8.75                  6.06
                      Third Quarter                  7.25                  5.75
                      Fourth Quarter                 6.50                  4.88


These quotations reflect actual transactions without retail markup, markdown, or commission.

              As of December 31, 2000, there were 228 registered holders of the Common Stock of the Registrant.

Item 6. Selected Financial Data.

        The following selected consolidated financial data relating to the Company and its subsidiaries has been taken from the consolidated financial statements. Such selected consolidated financial data should be read in conjunction with the consolidated financial statements of the Company.


OPERATIONS                                             2000              1999             1998             1997             1996
       Net Sales                                    $44,687,028       $39,544,177      $35,795,386      $35,382,461      $29,919,604
       Cost of Sales                                 35,219,941        28,167,787       22,296,059       22,824,939       19,007,311
       Interest Expense                               1,444,864           955,953          565,889          637,401          782,684
       Income Tax Exp. (benefit)                       (305,000)          392,000        2,287,000        1,498,000          851,000
       Net Earnings (loss)                           (2,303,258)          225,643        4,071,729        2,711,560        1,722,758

FINANCIAL CONDITION
       Current Assets                                25,834,537        24,664,953       20,793,971       16,081,326       13,369,606
       Current Liabilities                           17,652,186        15,669,461        9,895,773        7,795,272        7,164,283
       Working Capital                                8,182,351         8,995,492       10,898,198        8,286,054        6,205,323
       Current Ratio                                       1.46              1.57             2.10             2.06             1.87
       Net Property, Plant
           and Equipment                              7,292,013         7,318,657        5,731,698        5,012,911        4,520,969
       Long Term Debt                                 5,263,236         3,923,634        3,175,917        3,561,838        3,992,566
       Stockholders' Equity                          11,307,577        13,630,120       13,349,629        9,640,246        6,921,771
       Total Assets                                  34,763,470        33,833,827       27,086,459       21,618,928       18,515,167
       Tangible Net Worth
       and Subordinated Debt(a)                       9,670,657        11,779,903       12,788,839        9,220,026        6,663,201

COMMON SHARE DATA
       Net Earnings (loss) (b)
           Basic                                    $      (.73)      $       .07      $      1.30      $       .86      $       .55
           Diluted                                  $      (.73)      $       .07      $      1.28      $       .85      $       .53
       Book Value (c)                               $      3.60       $      4.34      $      4.25      $      3.07      $      2.21
       Average Shares Outstanding
           Basic                                      3,140,000         3,140,000        3,138,000        3,135,000        3,138,000
           Diluted                                    3,140,000         3,140,000        3,185,000        3,214,000        3,266,000

       (a) Tangible net worth equals total assets less intangible assets, less total liabilities. Subordinated debt in the period of 1996 consisted of one convertible subordinated debenture which was retired in 1997.

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

OPERATIONS

2000 Compared with 1999

        Sales for 2000 were $44.7 million compared to $39.6 million for the previous year. This sales increase of $5.1 million, or 13.2 percent, from 1999 sales levels, was attributable to increased sales of the Company's electronic signs systems, transit bus lighting equipment, and its transit bus window systems. Inflationary impact on sales for 2000 and 1999 was minimal.

        For the first quarter of 2001, the Company expects sales to be slightly below the levels achieved for the same period last year. This slight decrease (3-5 percent) reflects lower sales of the Company's electronic sign and bus window systems.

        The Company's pretax loss for 2000 amounted to $2,608,258 compared to a pretax income of $617,643 for the 1999 fiscal year. Pretax income for 1999 includes a gain, net of legal fees, of $599,294 from an interest judgement relating to the proceeds of a patent infringement lawsuit award received by the Company in 1998. The decline in the Company's 2000 pretax income from operations as compared to 1999 was primarily attributable to high fixed and variable manufacturing costs associated with the production of the Company's bus window systems and insufficient revenues to recover these costs. The same was true at our U.K. facility where moldings of complete bus interiors are produced. The Company is actively addressing corrective measures for both facilities.

        Cost of sales for 2000 was $35,219,941 compared to $28,167,787 for the prior year. As a percentage of sales, this amounted to 78.8 percent in 2000 compared to 71.2 percent in 1999. This increase of 7.6 percent was primarily attributable to increased manufacturing costs associated with the Company's window systems and molding operations.

        Selling, general, and administrative expenses showed a small increase in 2000 to $10,775,130 from $10,636,155 in 1999. This increase of $138,975, or 1.3 percent, was primarily due to increased sales efforts.

        Interest expense increased in 2000 to $1,444,864 from $955,953 in 1999. This increase of $488,911 reflects higher borrowings and higher interest rates in 2000.

OPERATIONS

1999 Compared With 1998

        Sales for 1999 were $39.6 million compared to $35.8 million for the previous year. Of this sales increase of $3.7 million, or 10.3 percent, from 1998 sales levels, approximately $2.7 million was attributable to increased sales of the Company's bus lighting equipment. This was primarily a result of increased bus production in the United States. The additional $1.0 million net increase was attributable to other domestic operations as sales in Europe were depressed. Inflationary impact on sales for 1999 and 1998 was minimal.

              The Company's pretax income for 1999 amounted to $617,643 compared to $6,358,729 for the 1998 fiscal year. Pretax income for 1999 included a gain, net of legal fees, of $599,294 from an interest judgement relating to the proceeds of a patent infringement lawsuit award received by the Company in 1998. Pretax income for 1998 included, net of legal fees, a gain of $2,419,811 from damage awards related to the same patent infringement lawsuit. The decline in the Company's 1999 pretax income from operations as compared to 1998 was primarily attributable to three factors:

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

              Cost of sales for 1999 was $28,167,787 compared to $22,296,059 for the prior year. As a percentage of sales, this amounted to 71.2 percent in 1999 compared to 62.3 percent in 1998. This increase of 8.9 percent was primarily attributable to the Company's electronics operation which produces variable message displays. The factors that impacted gross margins at the electronics operations include:

              1. The introduction of a new product which provides a completely integrated transit package;

              2. The expansion and re-organization of the manufacturing facility in Bad Axe Michigan;

              3. Competitive pricing pressures incurred on certain product lines to maintain market share.

              Selling, general, and administrative expenses increased to $10,636,155 in 1999 from $9,754,750 in 1998. This increase of $881,405, or 9.0 percent, was due to the addition of the recently acquired subsidiaries, TransGlass and Lobb, and the addition of more marketing personnel.

              Interest expense increased in 1999 to $955,953 from $565,889 in 1998. This increase of $390,064 reflected higher borrowings in 1999.

LIQUIDITY AND CAPITAL RESOURCES

              As of year-end 2000, the Company had $8.2 million of working capital compared with $9.0 million at year-end 1999 and $10.9 million at year-end 1998. The decrease in working capital of $.8 million in 2000 from 1999 was primarily due to operating losses incurred in 2000. The Company showed a net utilization of cash from operating activities of $133,000 for the year ended December 31, 2000. Net cash used by operations was primarily the result of operating losses for the year. This was basically offset by an increase in accounts payable. The Company used cash in investing activities of

$1,221,000 for the purchase of capital equipment for the year ended December 31, 2000. The cash generated from financing activities of $1,526,000 for the current year was used primarily to fund the purchase of capital equipment. The decrease of working capital in 1999 of $1.9 million from 1998 resulted primarily from the purchase of TransGlass for approximately $1.6 million.

        Anticipated increases in required working capital are expected to be met from the cash flow from operations and credit line borrowings. At December 31, 2000, there were no material commitments for capital expenditures for the ensuing year.

DIVIDENDS

              Typically, the Company does not pay cash dividends on its common stock. However, due to the favorable settlement of the patent infringement lawsuit, a special one-time dividend of $.10 per share was declared and paid in 1998. Dividend payments are restricted by the terms its credit facilities with its primary lender.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

              The Company is exposed to interest rate change market risk in connection with its credit facilities with its bank. The interest rates on these facilities are tied to the bank's prime rate and changes in the variable rate will have an impact on the Company's interest expense.

Item 8. Financial Statements.

              The following pages contain the Consolidated Balance Sheets as of December 31, 2000 and 1999 and the related Consolidated Statement of Earnings, Stockholders' Equity and Cash Flows for each of the years in the three year period ended December 31, 2000, including the report of the Company's independent certified public accountants.

  CONSOLIDATED FINANCIAL STATEMENTS AND REPORT OF INDEPENDENT CERTIFIED PUBLIC
                                  ACCOUNTANTS

                     TRANS-INDUSTRIES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 2000, 1999 AND 1998

                                    CONTENTS




                                                                                                      PAGE
Report of Independent Certified Public Accountants..................................................   14

FINANCIAL STATEMENTS

    Consolidated Balance Sheets.....................................................................   15

    Consolidated Statements of Operations...........................................................   17

    Consolidated Statements of Comprehensive (Loss) Income..........................................   18

    Consolidated Statement of Stockholders' Equity..................................................   19

    Consolidated Statements of Cash Flows...........................................................   20

    Notes to Consolidated Financial Statements......................................................   21

SUPPLEMENTAL INFORMATION

    Schedule II - Valuation and Qualifying Accounts ................................................   32

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors
Trans-Industries, Inc.

We have audited the accompanying consolidated balance sheets of Trans-Industries, Inc. (a Delaware corporation) and Subsidiaries as of December 31, 2000 and 1999 and the related consolidated statements of operations, comprehensive (loss) income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Trans-Industries, Inc. and Subsidiaries as of December 31, 2000 and 1999, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

We have also audited Schedule II for each of the three years in the period ended December 31, 2000. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.




Detroit, Michigan
February 13, 2001

                     TRANS-INDUSTRIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                  DECEMBER 31,
--------------------------------------------------------------------------------

                                         ASSETS                                2000              1999
                                                                           -------------     -------------
CURRENT ASSETS
    Cash                                                                   $     317,754     $     163,953
    Accounts receivable, less allowance for doubtful
       accounts of $656,000 in 2000 and $363,000
       in 1999                                                                10,925,535        10,489,187
    Inventories                                                               13,056,101        12,799,521
    Refundable income taxes                                                      251,964               -
    Deferred income taxes                                                        856,000           830,000
    Prepaid expenses and other current assets                                    427,183           382,292
                                                                           -------------     -------------
              Total Current Assets                                            25,834,537        24,664,953


PROPERTY, PLANT AND EQUIPMENT - AT COST
    Land                                                                         306,881           306,881
    Land improvements                                                            126,660           126,660
    Buildings                                                                  6,165,056         5,303,484
    Machinery and equipment                                                   12,689,567        12,356,790
                                                                           -------------     -------------
                                                                              19,288,164        18,093,815
    Less accumulated depreciation and amortization                            11,996,151        10,775,158
                                                                           -------------     -------------
              Net property, plant and equipment                                7,292,013         7,318,657


Goodwill, less accumulated amortization of
    $1,521,917 in 2000 and $1,355,527 in 1999                                  1,487,985         1,654,374
Other assets                                                                     148,935           195,843
                                                                           -------------     -------------
                                                                           $  34,763,470     $  33,833,827
                                                                           =============     =============

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

--------------------------------------------------------------------------------

                   LIABILITIES AND STOCKHOLDERS' EQUITY                         2000              1999
                                                                            ------------      ------------
CURRENT LIABILITIES
    Note payable to bank                                                    $  8,439,749      $  8,600,016
    Current maturities of long-term debt                                         813,025           466,044
    Accounts payable                                                           6,935,197         4,367,123
    Income taxes payable                                                             -             207,316
    Accrued liabilities                                                        1,464,215         2,028,962
                                                                            ------------      ------------
              Total Current Liabilities                                       17,652,186        15,669,461


Long-term debt, excluding current maturities                                   5,263,236         3,923,634
Deferred income taxes                                                            240,000           269,000
Other liabilities                                                                300,471           341,612


COMMITMENTS AND CONTINGENCIES (NOTE K)                                               -                 -


STOCKHOLDERS' EQUITY
    Preferred stock of $1 par value per share, authorized
       500,000 shares; none issued                                                   -                 -
    Common stock of $0.10 par value per share, authorized
       10,000,000 shares; 3,139,737 issued and outstanding                       313,974           313,974
    Additional paid-in capital                                                 4,072,081         4,072,081
    Retained earnings                                                          6,954,491         9,257,749
    Accumulated other comprehensive loss                                         (32,969)          (13,684)
                                                                            ------------      ------------
              TOTAL STOCKHOLDERS' EQUITY                                      11,307,577        13,630,120
                                                                            ------------      ------------
                                                                            $ 34,763,470      $ 33,833,827
                                                                            ============      ============


                     TRANS-INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                            YEARS ENDED DECEMBER 31,
--------------------------------------------------------------------------------


                                                               2000             1999              1998
                                                           ------------     ------------      ------------
Net sales                                                  $ 44,687,028     $ 39,544,177      $ 35,795,386

Cost of goods sold                                           35,219,941       28,167,787        22,296,059
                                                           ------------     ------------      ------------
              Gross profit                                    9,467,087       11,376,390        13,499,327

Selling, general and administrative expenses                 10,775,130       10,636,155         9,754,750
                                                           ------------     ------------      ------------
              Operating (loss) earnings                      (1,308,043)         740,235         3,744,577

Other expense (income), net
    Interest expense                                          1,444,864          955,953           565,889
    Patent litigation award                                         -                -          (3,023,773)
    Other                                                      (144,649)        (833,361)         (156,268)
                                                           ------------     ------------      ------------
                                                              1,300,215          122,592        (2,614,152)
                                                           ------------     ------------      ------------
              (Loss) earnings before income taxes            (2,608,258)         617,643         6,358,729

Income tax (benefit) expense                                   (305,000)         392,000         2,287,000
                                                           ------------     ------------      ------------
              Net (loss) earnings                          $ (2,303,258)    $    225,643      $  4,071,729
                                                           ============     ============      ============

(Loss) earnings per share:
    Basic                                                  $       (.73)    $        .07      $       1.30
                                                           ============     ============      ============
    Diluted                                                $       (.73)    $        .07      $       1.28
                                                           ============     ============      ============

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                     TRANS-INDUSTRIES, INC. AND SUBSIDIARIES

             CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

                            YEARS ENDED DECEMBER 31,
--------------------------------------------------------------------------------

                                                               2000             1999               1998
                                                            -----------      -----------        ----------
Net (loss) earnings                                         $(2,303,258)     $   225,643        $4,071,729

Other comprehensive (loss) income
    Equity adjustment from foreign
       currency translation                                     (19,285)          54,848           (66,098)
                                                            -----------      -----------        ----------
Comprehensive (loss) income                                 $(2,322,543)     $   280,491        $4,005,631
                                                            ===========      ===========        ==========



   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                     TRANS-INDUSTRIES, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
--------------------------------------------------------------------------------


                                                                                                      ACCUMULATED
                                                                                      ADDITIONAL         OTHER
                                                         COMMON        PAID-IN         RETAINED      COMPREHENSIVE
                                                         STOCK         CAPITAL         EARNINGS      INCOME (LOSS)        TOTAL
                                                        --------      ----------      -----------    -----------       ------------
Balance at January 1, 1998                              $313,615      $4,055,821      $ 5,273,244       $ (2,434)      $  9,640,246
Issuance of 3,589 shares of common stock                     359          16,260             --             --               16,619
Dividends paid                                              --              --           (312,867)          --             (312,867)
Net earnings                                                --              --          4,071,729           --            4,071,729
Other comprehensive loss                                    --              --               --          (66,098)           (66,098)
                                                        --------      ----------      -----------       --------       ------------
Balance at December 31, 1998                             313,974       4,072,081        9,032,106        (68,532)        13,349,629
Net earnings                                                --              --            225,643           --              225,643
Other comprehensive income                                  --              --               --           54,848             54,848
                                                        --------      ----------      -----------       --------       ------------
Balance at December 31, 1999                             313,974       4,072,081        9,257,749        (13,684)        13,630,120
Net loss                                                    --              --         (2,303,258)          --           (2,303,258)
Other comprehensive loss                                    --              --               --          (19,285)           (19,285)
                                                        --------      ----------      -----------       --------       ------------
Balance at December 31, 2000                            $313,974      $4,072,081      $ 6,954,491       $(32,969)      $ 11,307,577
                                                        ========      ==========      ===========       ========       ============


   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                     TRANS-INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                            YEARS ENDED DECEMBER 31,
--------------------------------------------------------------------------------

                                                                                2000              1999              1998
                                                                             -----------       -----------       -----------
OPERATING ACTIVITIES
    Net (loss) earnings                                                      $(2,303,258)      $   225,643       $ 4,071,729
    Adjustments to reconcile net (loss) earnings to net
       cash (used in) provided by operations:
          Depreciation of property, plant and equipment                        1,247,147         1,155,076           910,080
          Bad debt expense                                                       375,220           204,557           172,287
          Amortization of goodwill                                               166,389           144,652            52,129
          Loss (gain) on sale of property and equipment                             --               2,519           (47,716)
          Deferred income tax (benefit) expense                                  (55,000)         (425,000)           44,000
          Changes in operating assets and liabilities:
              Increase in accounts receivable                                   (811,568)       (1,954,868)         (277,347)
              Increase in inventories                                           (256,580)       (1,744,832)       (3,941,100)
              Increase in accounts payable                                     2,568,074         1,513,933           223,695
              (Decrease) increase in other                                    (1,063,151)          224,458           264,456
                                                                             -----------       -----------       -----------
                Net cash (used in) provided by operating activities             (132,727)         (653,862)        1,472,213
INVESTING ACTIVITIES
    Purchases of property, plant and equipment                                (1,220,503)       (2,552,686)       (1,253,912)
    Proceeds from sale of property and equipment                                    --               1,500            56,389
    Acquisition of businesses, net of cash acquired                                 --          (1,604,704)         (286,200)
                                                                             -----------       -----------       -----------
                Net cash used in investing activities                         (1,220,503)       (4,155,890)       (1,483,723)

FINANCING ACTIVITIES
    Borrowings from long-term debt                                             2,765,318         1,185,424              --
    Repayments of long-term debt                                              (1,078,735)         (415,018)         (601,189)
    Net (repayments) proceeds from line of credit                               (160,267)        3,954,872         1,036,327
    Proceeds from sale of common stock                                              --                --              16,619
    Dividends paid                                                                  --                --            (312,867)
                                                                             -----------       -----------       -----------
                Net cash provided by financing activities                      1,526,316         4,725,278           138,890

Effect of foreign currency exchange rate changes                                 (19,285)           54,848           (66,098)
                                                                             -----------       -----------       -----------
Net increase (decrease) in cash                                                  153,801           (29,626)           61,282
Cash at beginning of year                                                        163,953           193,579           132,297
                                                                             -----------       -----------       -----------
Cash at end of year                                                          $   317,754       $   163,953       $   193,579
                                                                             ===========       ===========       ===========
SUPPLEMENTAL DISCLOSURES
    Interest paid                                                             $1,413,202       $   913,358      $   556,648
                                                                             ===========       ===========      ===========
    Income taxes paid                                                        $      --         $   350,000      $ 1,602,000
                                                                             ===========       ===========      ===========
    Fair value of assets acquired, including goodwill                                           $1,895,283      $   872,632
    Liabilities assumed                                                                           (290,579)        (586,432)
                                                                                                ----------       ----------
    Net cash paid                                                                               $1,604,704      $   286,200
                                                                                               ===========      ===========


   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                     TRANS-INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2000, 1999 AND 1998
--------------------------------------------------------------------------------

NOTE A - NATURE OF OPERATIONS

The Company is a multinational manufacturer of lighting and information display systems. The principal markets for its products are the United States, the United Kingdom and Canada. Sales volume is significantly affected by state and municipal government spending for mass transit, highway systems and airports.

NOTE B - SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the parent company and its wholly owned subsidiaries (the Company). All significant inter-company balances and transactions have been eliminated in consolidation.

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

RESEARCH AND DEVELOPMENT

Research and development costs are expensed as incurred. Research and development costs approximated $966,000, $1,140,000 and $849,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

                     TRANS-INDUSTRIES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 2000, 1999 AND 1998
--------------------------------------------------------------------------------


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

NOTE C - EARNINGS (LOSS) PER SHARE

For the years ended December 31, 2000 and 1999, all options outstanding have been excluded from the computation of diluted earnings per share as the effect would be antidilutive. The weighted average shares outstanding for 1999 and 2000 were 3,139,737.

The following is a reconciliation of the numerator and denominator of the basic and diluted earnings (loss) per share computations for the year ended December 31, 1998.

                     TRANS-INDUSTRIES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 2000, 1999 AND 1998
--------------------------------------------------------------------------------


NOTE C - EARNINGS(LOSS) PER SHARE (CONTINUED)

                                                        EARNINGS               SHARES               PER SHARE
                                                       (NUMERATOR)          (DENOMINATOR)             AMOUNT
                                                       -----------          ------------            ---------
Year ended December 31, 1998
    Basic earnings per share
       Earnings available to common
          stockholders                                  $4,071,729             3,138,112             $   1.30
       Effect of dilutive securities
          Stock options                                       --                  46,614                 (.02)
                                                        ----------             ---------             --------
    Diluted earnings per share
       Earnings available to stockholders
          plus assumed conversions                      $4,071,729             3,184,726             $   1.28
                                                        ==========             =========             ========


NOTE D - INVENTORIES

The major components of inventories at December 31 are:

                                                                                2000              1999
                                                                            ------------      ------------
         Raw materials and purchased parts                                  $  6,984,323      $  4,993,075
         Work in process                                                       3,262,522         4,592,891
         Finished goods                                                        2,809,256         3,213,555
                                                                            ------------      ------------
                                                                            $ 13,056,101      $ 12,799,521
                                                                            ============      ============


NOTE E - NOTE PAYABLE AND LONG-TERM DEBT

The Company has an unsecured line of credit facility with a bank. The facility allows the Company to borrow up to $13,000,000. The facility bears interest at the bank's prime lending rate plus .5% (effective rate of 10% at December 31, 2000). Interest is payable monthly.


Long-term debt at December 31 consisted of the following:                                   2000             1999
                                                                                         ----------       ----------
Term note, payable in monthly installments of $40,725,
including interest at the bank's prime lending rate
(effective rate of 9.5% at December 31, 2000) with a
balloon payment of $1,927,007 on October 1, 2004.
The note is secured by substantially all the assets of
the Company.                                                                             $2,884,198       $3,076,080

Term note payable in monthly installments $50,965
 beginning in May 2001.  Interest is payable monthly
at the bank's prime lending rate plus .5%
(effective rate of 10% at December 31, 2000).
The note is due in November 2005 and is secured
by substantially all the assets of the Company.                                           2,752,120             --

                     TRANS-INDUSTRIES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 2000, 1999 AND 1998
--------------------------------------------------------------------------------


NOTE E - NOTE PAYABLE AND LONG-TERM DEBT (CONTINUED)

Term note payable in monthly installments of $16,667, including interest at the bank's prime lending rate minus .25%
(effective rate of 8.25% at December 31, 1999).  The note is secured by substantially all the assets of the Company.  The
note was paid in full during 2000.                                                   --            916,667

Other term notes payable                                                          439,943          396,931
                                                                               ----------       ----------
                                                                                6,076,261        4,389,678
Less current maturities                                                           813,025          466,044
                                                                               ----------       ----------
                                                                               $5,263,236       $3,923,634
                                                                               ==========       ==========

The aggregate maturities of long-term debt by year are as follows:

                           2001                                                $  813,025
                           2002                                                 1,013,187
                           2003                                                   901,594
                           2004                                                 2,745,083
                           2005                                                   603,372
                                                                               ----------
                                                                               $6,076,261
                                                                               ==========

The line of credit agreement requires the Company to maintain certain financial ratios. The agreement also restricts the payment of dividends, repurchase of common stock, and acquisition of property and equipment. At December 31, 2000 the Company was not in compliance with the financial ratio covenants and obtained a waiver for such non compliance from its lender.

NOTE F - LEASES

The Company leases facilities and equipment under operating leases with unexpired terms ranging from one to five years. Rent expense for all operating leases approximated $801,000, $561,000, and $419,000 for 2000, 1999 and 1998,
respectively. Future minimum rentals required under noncancelable lease agreements are as follows:

                           2001                                                $  313,000
                           2002                                                   294,000
                           2003                                                   294,000
                           2004                                                   196,000
                                                                               ----------
                                                                               $1,097,000
                                                                               ==========

                     TRANS-INDUSTRIES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 2000, 1999 AND 1998
--------------------------------------------------------------------------------


NOTE G - INCOME TAXES

The components of earnings (loss) before income taxes were as follows:

                                                               2000              1999              1998
                                                            -----------       ----------        ----------
Domestic                                                    $(1,037,394)      $1,435,405        $6,134,499
Foreign                                                      (1,570,864)        (817,762)          224,230
                                                            -----------       ----------        ----------
                                                            $(2,608,258)      $  617,643        $6,358,729
                                                            ===========       ==========        ==========

Income taxes have been charged to operations as follows:

                                                               2000              1999            1998
                                                              ---------        ---------        ----------
Current                                                       $(250,000)       $ 817,000        $2,243,000
Deferred                                                        (55,000)        (425,000)           44,000
                                                              ---------        ---------        ----------
              Total income tax (benefit) expense              $(305,000)       $ 392,000        $2,287,000
                                                              =========        =========        ==========

A reconciliation of actual income tax expense to the expected amounts computed by applying the effective U.S. federal income tax rate of 34 percent to earnings or losses before income taxes is as follows:

                                                                2000              1999             1998
                                                              ---------         --------        ----------
Expected income tax (benefit) expense                         $(887,000)        $210,000        $2,162,000
Goodwill amortization not deductible
    for income tax purposes                                      57,000           49,000            18,000
Loss of foreign subsidiaries without
    tax effect                                                  534,000          145,000           113,000
Other items, net                                                 (9,000)         (12,000)           (6,000)
                                                              ---------         --------        ----------
              Actual income tax (benefit) expense             $(305,000)        $392,000        $2,287,000
                                                              =========         ========        ==========


The tax effects of temporary differences that give rise to significant deferred tax assets and liabilities at December 31, 2000 and 1999 are as follows:

                                                                              DEFERRED           DEFERRED
                                                                                 TAX                TAX
      YEAR ENDED DECEMBER 31, 2000                                             ASSETS           LIABILITIES
-------------------------------------                                        -----------        -----------
Property, plant and equipment, principally depreciation                      $      --           $ 342,000
Inventory valuation                                                              521,000              --
Accrued expenses, deductible when paid                                           437,000              --
Foreign tax loss carryforwards                                                 1,176,000              --
                                                                             -----------         ---------
                                                                               2,134,000           342,000
Less valuation allowance on deferred tax assets                               (1,176,000)             --
                                                                             -----------         ---------
                                                                             $   958,000         $ 342,000
                                                                             ===========         =========

                     TRANS-INDUSTRIES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 2000, 1999 AND 1998
--------------------------------------------------------------------------------


NOTE G - INCOME TAXES (CONTINUED)

                                                                              DEFERRED           DEFERRED
                                                                                 TAX                TAX
      YEAR ENDED DECEMBER 31, 1999                                             ASSETS           LIABILITIES
-------------------------------------                                        -----------        -----------
Property, plant and equipment, principally depreciation                      $      --           $ 385,000
Inventory valuation                                                              605,000              --
Accrued expenses, deductible when paid                                           341,000              --
Foreign tax loss carryforwards                                                   736,000              --
                                                                             -----------         ---------
                                                                               1,682,000           385,000
Less valuation allowance on deferred tax assets                                 (736,000)             --
                                                                             -----------         ---------
                                                                             $   946,000         $ 385,000
                                                                             ===========         =========


The Company has a foreign tax net operating loss carryforward of approximately $3,460,000 at December 31, 2000. A valuation allowance of $1,176,000 has been recognized to reduce the deferred tax assets principally due to the uncertainty of realizing the benefit of the tax loss carryforward. The valuation allowance increased by $440,000 in 2000.

NOTE H - EMPLOYEE BENEFIT PLANS

The Company has a Voluntary Employee Benefit Trust (the Trust) designed to provide for the payment or reimbursement of all or a portion of certain medical and dental expenses to eligible participants. Eligible participants include active full-time employees of the Company and their dependents. Eligible terminated and retired employees may continue to participate in the Trust, on a contributory basis, for up to 18 months subsequent to the date of termination or retirement. The provision for Company contributions to the Trust approximated $545,000, $467,000 and $455,000 for the years ended December 31, 2000, 1999 and
1998, respectively.

The Company has a deferred compensation plan for all employees who are not part of a bargaining unit. Company contributions are voluntary and are established as a percentage of each participant's base salary. Company contributions to the deferred compensation plan were approximately $45,000, $290,000 and $270,000 for 2000, 1999 and 1998, respectively.

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

                     TRANS-INDUSTRIES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 2000, 1999 AND 1998
--------------------------------------------------------------------------------


NOTE H - EMPLOYEE BENEFIT PLANS (CONTINUED)

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

                                                                2000             1999              1998
                                                            -------------     -----------      -------------
Net (loss) earnings
     As reported                                            $  (2,303,258)    $   225,660      $   4,071,729
     Pro forma                                              $  (2,421,002)    $    82,018      $   3,887,160

Basic (loss) earnings per share
     As reported                                            $        (.73)    $       .07      $        1.30
     Pro forma                                              $        (.77)    $       .03      $        1.24

Diluted (loss) earnings per share
     As reported                                            $        (.73)    $       .07      $        1.28
     Pro forma                                              $        (.77)    $       .03      $        1.22

The fair value of each option grant is estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted average assumptions for the options and SAR's granted in 2000, 1999 and 1998, respectively: risk-free interest rates of 6.7%, 5.7% and 5.6%; expected volatility of 61.41%, 46.71% and 56.15%; expected lives of 10 years for options and four years for SAR's for all years; and no dividend yield for all years.

                     TRANS-INDUSTRIES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 2000, 1999 AND 1998
--------------------------------------------------------------------------------


NOTE H - EMPLOYEE BENEFIT PLANS (CONTINUED)

A summary of the status of the Plan as of December 31, 2000, 1999 and 1998 and changes during the years then ended is as follows:

                                     2000                                1999                                  1998
                       --------------------------------     -------------------------------      ---------------------------------
                                               WEIGHTED                            WEIGHTED                               WEIGHTED
                                                AVERAGE                             AVERAGE                                AVERAGE
                        STOCK                  EXERCISE      STOCK                 EXERCISE       STOCK                   EXERCISE
                       OPTIONS      SAR'S        PRICE      OPTIONS      SAR'S       PRICE       OPTIONS       SAR'S        PRICE
                       -------      ------     --------     -------      ------    --------      -------       ------     --------
Outstanding at
  beginning of
  year                 134,200      78,000       $7.18      124,200      75,000      $7.141      130,000       78,000      $ 6.875
Granted                 20,000      12,000        6.03       10,000       3,000       7.840        5,000        3,000       13.500
Exercised                 --          --           --           --          --          --        (2,400)      (2,400)       6.875
Forfeited               (5,000)    (75,000)       6.94          --          --          --        (8,400)      (3,600)       6.875

Outstanding at
  end of year          149,200      15,000       $7.08      134,200      78,000      $7.180      124,200       75,000      $ 7.141
                       =======      ======       =====      =======      ======      ======      =======       ======      =======

                                                   2000                  1999                  1998
                                             -----------------    ------------------    ------------------
                                              STOCK                STOCK                 STOCK
                                             OPTIONS    SAR'S     OPTIONS     SAR'S     OPTIONS     SAR'S
                                             -------    ------    -------    -------    -------    -------
Exercisable at year end                       99,360     2,000     72,520     73,000     47,680     48,000

Weighted average fair value of
    grants during the year                   $  4.77    $ 2.94    $  5.27    $  3.22    $  8.56    $  8.56

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

NOTE I - BUSINESS ACQUISITIONS

On September 1, 1998, the Company acquired all the issued and outstanding common and preferred stock of The Lobb Company (Lobb), in exchange for $286,200. The Lobb Company was owned by certain officers and directors of the Company and is in the residential humidifier business. Goodwill of $217,000 was recorded in connection with this acquisition, which has been accounted for under the purchase method of accounting and accordingly the accompanying consolidated financial statements include Lobb's results from the date of acquisition. Lobb's operating results were not significant, accordingly no pro forma information is presented.

                     TRANS-INDUSTRIES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 2000, 1999 AND 1998
--------------------------------------------------------------------------------

NOTE I - BUSINESS ACQUISITIONS (CONTINUED)

On February 8, 1999, the Company acquired all the outstanding common stock of Plastech Transparencies, Inc. (Plastech), in exchange for $1,609,741. Plastech has changed names to TransGlass, Inc. and is an early stage manufacturer of custom designed windows for the transportation industry. Goodwill of $1,447,000 was recorded in connection with this acquisition, which has been accounted for under the purchase method of accounting and accordingly the accompanying consolidated financial statements include Plastech's results from the date of acquisition. Plastech's operating results prior to the acquisition were not significant, accordingly, no pro forma information is presented.

NOTE J - SIGNIFICANT CUSTOMERS

The Company has one major customer which accounted for ten percent or more of consolidated net sales in 2000, 1999 and 1998. Sales to this customer amounted to $4,891,000, $4,362,000 and $3,658,000, respectively.

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

NOTE L - SEGMENT AND GEOGRAPHIC INFORMATION

         The Company operates in one market segment, the mass transit industry.

Financial information summarized by geographic location is as follows:

                                              2000                               1999                               1998
                                  ----------------------------       ----------------------------       ----------------------------
                                                      LONG-                              LONG-                              LONG-
                                                      LIVED                              LIVED                              LIVED
                                   REVENUES           ASSETS          REVENUES           ASSETS          REVENUES           ASSETS
United States                     $36,188,459       $6,965,812       $32,336,319       $7,382,489       $26,208,932       $5,552,400
United Kingdom                      1,849,351        1,963,121         1,609,910        1,786,385         3,425,315          740,088
Canada                              5,975,397             --           4,452,153             --           4,101,794             --
Other                                 673,821             --           1,145,795             --           2,059,345             --
                                  -----------       ----------       -----------       ----------       -----------       ----------
Total                             $44,687,028       $8,928,933       $39,544,177       $9,168,874       $35,795,386       $6,292,488
                                  ===========       ==========       ===========       ==========       ===========       ==========

                     TRANS-INDUSTRIES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 2000, 1999 AND 1998
--------------------------------------------------------------------------------


NOTE M - UNAUDITED QUARTERLY RESULTS OF OPERATIONS


QUARTER ENDED                             DECEMBER 31,         SEPTEMBER 30,          JUNE 30,             MARCH 31,
                                              2000                 2000                 2000                 2000
                                          ------------         ------------         ------------         ------------
Net Sales                                 $ 10,113,077         $ 10,296,543         $ 12,748,067         $ 11,529,341
Cost of sales                                8,815,307            8,590,131            9,310,468            8,504,035
                                          ------------         ------------         ------------         ------------
Gross Profit                                 1,297,770            1,706,412            3,437,599            3,025,306
                                          ============         ============         ============         ============

Earnings applicable
To common stock                           $ (1,525,980)        $   (817,803)        $    156,087         $   (115,562)
                                          ============         ============         ============         ============

Basic and diluted earnings(loss)
Per common share                          $      (0.49)        $      (0.26)        $       0.05         $      (0.03)
                                          ============         ============         ============         ============


QUARTER ENDED                             DECEMBER 31,        SEPTEMBER 30,         JUNE 30,            MARCH 31,
                                              1999                1999                1999                1999
                                          ------------        -------------        ----------          ----------
Net sales                                 $11,417,162          $9,698,966          $9,517,217          $8,910,832
Cost of sales                               8,124,177           7,063,248           6,732,713           6,247,649
                                          -----------          ----------          ----------          ----------
Gross profit                                3,292,985           2,635,718           2,784,504           2,663,183
                                          ===========          ==========          ==========          ==========

Earnings applicable
To common stock                           $    54,026          $  137,851          $   12,067          $   21,699
                                          ===========          ==========          ==========          ==========

Basic and diluted earnings(loss)
Per common share                          $      0.02          $     0.04          $     --            $     0.01
                                          ===========          ==========          ==========          ==========

                            SUPPLEMENTAL INFORMATION

                     TRANS-INDUSTRIES, INC. AND SUBSIDIARIES

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                DECEMBER 31, 2000
--------------------------------------------------------------------------------


                                              ALLOWANCE
                                            FOR DOUBTFUL                                                 ALLOWANCE
                                              ACCOUNTS              BAD             WRITE-OFF OF        FOR DOUBTFUL
                                              BEGINNING             DEBT           UNCOLLECTIBLE          ACCOUNTS
                                              OF PERIOD           EXPENSE             ACCOUNTS          END OF PERIOD
                                            -------------         --------         -------------        -------------
Year ended December 31, 1998                  $213,000            $172,000            $160,000            $225,000

Year ended December 31, 1999                  $225,000            $205,000            $ 67,000            $363,000

Year ended December 31, 2000                  $363,000            $375,000            $ 82,000            $656,000

                                    PART III


Item 10. Directors and Executive Officers of the Registrant.


    Name of Director (a)
    or Officer (b)                        Age          Office Held and/or Principal Occupation       Term Expires
    -----------------------------         ---          ---------------------------------------       ------------

    Dale S. Coenen (a)                    72           Chairman of the Board and President             May 2001
     and (b)                                           since 1972.


    Duncan Miller (a)                     76           Director since 1967, Investment                 May 2001
                                                       Counselor.

    Harry E. Figgie, Jr. (a)              77           Director since 2000.                            May 2001

    Robert J. Ruben (b)                   77           Secretary since 1967.                           May 2001

    Kai R. Kosanke (b)                    50           Vice-President, Controller & Treasurer          May 2001
                                                       Since January, 1987

    Paul Clemo (b)                        40           Assistant Secretary since May 1991.             May 2001
                                                       Assistant Treasurer since May 1991.

    O.K. Dealey, Jr. (a)                  60           President - Transmatic, Inc.                    May 2001
      and (b)                                          Director since 1998.

    Jessie D. Swinea, Jr. (a)             65           President - Vultron, Inc.                       May 2001
      and (b)                                          Director since 1998.

              The Company's directors and executive committee's fees for 2000 were as follows: Dale S. Coenen $25,000.00; Duncan Miller, $25,000.00; Harry E. Figgie, Jr., $15,625.00; O.K. Dealey, Jr., $25,000.00; and Jessie D. Swinea, Jr., $25,000.00.


Item 11. Executive Compensation.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

Item 13. Certain Relationships and Related Transactions

              The information called for by Part III (Items 11, 12, and 13, and additional information regarding Item 10), is incorporated by reference from the Registrant's definitive proxy statement in connection with its Annual Meeting of Shareholders to be held on May 16, 2001, which Proxy Statement will be filed pursuant to Regulation 14A.

                                     PART IV

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K

     (a) 1, 2. Consolidated Financial Statements for Trans-Industries, Inc. and Subsidiaries for years ended December 31, 2000, 1999, and 1998 are filed under Part II, Item 8.

          4.   Exhibits:

          Exhibit 3 (a) Restated Certificate of Incorporation incorporated herein by reference to Form 8 filed May 17, 1982.

          Exhibit 3 (b) Bylaws incorporated herein by reference to Registration Statement No. 2-30317.

          Exhibit 13 (b) Form 10-Q for quarter ended September 30, 2000, filed with the Securities and Exchange Commission on November 14, 2000 incorporated herein by reference.

          Exhibit 21  List of Subsidiaries.

     (b) No reports on Form 8-K for the three months ended December 31, 2000 were required to be filed.

                                   SIGNATURES

              Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                              TRANS-INDUSTRIES, INC.






              Date:      3/23/01              /s/  Dale S. Coenen
                         ----------           ----------------------------------
                                              Dale S. Coenen
                                              Chairman of the Board of Directors
                                              and Chief Executive Office


              Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, which include the President, the Chief Financial Officer, the Assistant Treasurer, and a majority of the Board of Directors on behalf of the Registrant and in the capacities and on the dates indicated:


/s/  Dale S. Coenen                                 President   3/23/01
------------------------------                                  ----------------
(Dale S. Coenen)


/s/  Kai Kosanke                               Vice-President   3/23/01
------------------------------    and Chief Financial Officer   ----------------
(Kai Kosanke)


/s/  Paul Clemo                           Assistant Treasurer   3/23/01
------------------------------                                  ----------------
(Paul Clemo)


/s/  Jessie D. Swinea, Jr.                           Director   3/23/01
------------------------------                                  ----------------
(Jessie D. Swinea, Jr.)


/s/  O.K. Dealey, Jr.                                Director   3/23/01
------------------------------                                  ----------------
(O.K. Dealey, Jr.)

                                 Exhibit Index

Exhibit No.                     Description

   21                           List of Subsidiaries