Form 10-Q
period 2001-03-31
TRANS INDUSTRIES INC
filed 2001-05-11
CIK 99102

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended March 31, 2001             Commission File Number 0-4539

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
The number of shares outstanding of registrant's Common stock, par value $.10 per share, at March 31, 2001 was 3,139,737.

                 TRANS-INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

                FORM 10-Q - FOR THE QUARTER ENDED MARCH 31, 2001

                                      INDEX


PART I.   Financial Information


Item 1.           FINANCIAL STATEMENTS

                  A.       Consolidated Statements of Operations ---
                              Three months ended March 31, 2001 and 2000.

                  B.       Consolidated Statements of Comprehensive Loss ---
                              Three months ended March 31, 2001 and 2000.

                  C.       Consolidated Balance Sheets ---
                              March 31, 2001 and December 31, 2000.

                  D.       Consolidated Statements of Cash Flows ---
                              Three months ended March 31, 2001 and 2000.

                  E.       Notes to Consolidated Financial Statements.


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                     TRANS-INDUSTRIES, INC. AND SUBSIDIARIES
A.
                CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

                      QUARTER ENDED MARCH 31, 2001 AND 2000


                                                                       3/31/01            3/31/00
                                                                       -------            -------

1.   Gross sales less discounts, returns and allowances             $ 10,747,661        $11,529,341

2.   Cost of goods sold                                                7,889,526          8,504,035
                                                                    ------------        -----------
3.   Gross Profit                                                      2,858,135          3,025,306

4.   Selling, general and administrative exp.                          2,583,135          2,842,950
                                                                    ------------        -----------

5.   Operating income                                                    275,000            182,356

6.   Other (income)/expense
         Interest expense                                                340,724            310,002
         Other income                                                     (4,168)            (8,084)
                                                                    ------------        -----------
         Total other expense                                             336,556            301,918
                                                                    ------------        -----------
7.   Loss before income taxes                                            (61,556)          (119,562)

8.   Income tax expense/(benefit)                                          3,000             (4,000)
                                                                    ------------        -----------

9.   Net loss                                                       $    (64,556)       $  (115,562)
                                                                    ============        ===========
10.  Loss per share (Note 6):
         Basic                                                      $       (.02)       $      (.04)
         Diluted                                                    $       (.02)       $      (.04)
                                                                    ============        ===========
11.  Dividends per share                                            $         --        $        --
                                                                    ============        ===========



See Notes to Financial Statements

                     TRANS-INDUSTRIES, INC. AND SUBSIDIARIES
B.
            CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (Unaudited)

                      QUARTER ENDED MARCH 31, 2001 AND 2000


                                                  2001            2000
                                             ------------    --------------
Net loss                                     $   (64,556)    $     (115,562)

Other comprehensive loss:
   Equity adjustment from foreign
      currency translation.                      (41,443)           (32,759)
                                             -----------     --------------

Comprehensive loss                           $  (105,999)    $     (148,321)
                                             ===========     ==============

































See Notes to Financial Statements

                     TRANS-INDUSTRIES, INC. AND SUBSIDIARIES
C.
                           CONSOLIDATED BALANCE SHEETS



    ASSETS

Current Assets                                                 3/31/01        12/31/00
--------------                                               (Unaudited)      (Audited)
                                                            ------------    ------------
     Cash                                                   $     14,087    $    317,754
     Accounts receivable                                      10,508,752      10,925,535
     Inventories (Note 2)                                     12,471,503      13,056,101
     Prepaid expenses                                            692,964         427,183
     Deferred income taxes                                       863,978         856,000
                                                            ------------    ------------

     Total current assets                                     24,551,284      25,582,573

Property, Plant & Equipment, at Cost
------------------------------------
     Land                                                        306,881         306,881
     Land Improvements                                           126,660         126,660
     Buildings                                                 5,960,237       5,958,794
     Machinery & equipment                                    12,818,694      12,895,829
                                                            ------------    ------------
                                                              19,212,472      19,288,164
     Less: accumulated
           depreciation                                      (12,265,391)    (11,996,151)
                                                            ------------    ------------
     Net plant and equipment                                   6,947,081       7,292,013

Other Assets
------------
     Investments in affiliates                                    68,484          68,484

     Patents, licenses & trademarks,
     net of accumulated amortization                              62,738          76,438

     Excess of cost of investment in
     stock of subsidiary over equity in
     underlying net assets of acquisition                      1,447,534       1,487,985

     Sundry                                                       26,830           4,013
                                                            ------------    ------------

Total assets                                                $ 33,103,951    $ 34,511,506
                                                            ============    ============
LIABILITIES AND STOCKHOLDERS EQUITY
-----------------------------------

Current Liabilities                                           3/31/01        12/31/00
-------------------                                         (Unaudited)      (Audited)
                                                            ------------    ------------
    Notes Payable (Note 5)                                  $  8,477,019    $  8,439,750
    Current installments
        - Long term debt (Note 5)                                796,373         813,025
    Accounts payable - trade                                   5,946,753       6,935,197
    Accrued liabilities                                        1,192,246       1,464,214
    Income taxes                                                (248,964)       (251,964)
                                                            ------------    ------------

    Total current liabilities                                 16,163,427      17,400,222

    Deferred income taxes - Non-current                          240,000         240,000

Long term debt
--------------
       Current portion shown above (Note 5)                    5,195,175       5,263,236

       Other non-current liabilities                             303,771         300,471

Stockholders' Equity
--------------------
  Preferred stock of $1.00 par value
    per share - authorized 500,000
    shared; none issued                                               --              --

    Common stock of $.10 par value per
    share - authorized 10,000,000 shares;
    3,139,737 shares issued and 3,139,737
    outstanding at 3/31/01                                       313,974         313,974


    Additional paid-in  capital                                4,072,081       4,072,081
    Retained earnings                                          6,889,935       6,954,491
    Foreign currency translation                                 (74,412)        (32,969)
                                                            ------------    ------------
                                                              11,201,578      11,307,577
                                                            ------------    ------------
Total liabilities and stockholders' equity                  $ 33,103,951    $ 34,511,506
                                                            ============    ============






See Notes to Financial Statements.

                             TRANS-INDUSTRIES, INC.
                      Consolidated Statements of Cash Flows
D.             For the Three Months Ended March 31, 2001 and 2000
               --------------------------------------------------

                                              Three Months Ended March 31
                                              ---------------------------
                                                  2001           2000
                                                  ----           ----
                                              (Unaudited)    (Unaudited)
                                              ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                      $   (64,556)   $  (115,562)
Adjustments to reconcile net loss
to net cash provided by operations:
     Depreciation/Amortization                    364,213        326,933
     Decrease (increase) in accts. receiv.        416,783       (664,526)
     Decrease (increase) in inventory             584,598     (1,469,470)
     Decrease (increase) in prepaid exp.         (273,759)      (370,643)
     Increase (decrease) in accts. payable       (988,444)     1,928,107
     Increase (decrease) in accr. liab.          (271,968)      (558,274)
     Increase (decrease) in income taxes            3,000       (301,393)
     Loss on sale of Property and Equipment         1,017             -0-
     Other                                        (22,918)            -0-
                                              -----------    -----------

Net Cash Used by Operations                      (252,034)    (1,224,828)

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchase of fixed assets                     (97,246)      (551,541)
     Proceeds from sale of Property & Equip.      131,200             -0-
                                              -----------    -----------

Net Cash Provided (Used) by Investing              33,954       (551,541)

CASH FLOWS FROM FINANCING ACTIVITIES

     Net increase (repayment) of long-term
     borrowings                                   (81,413)      (123,641)
     Net proceeds (payment) of credit line         37,269      1,775,249
                                              -----------    -----------

Net Cash Provided (Used) by Financing             (44,144)     1,651,608

Foreign currency translation                      (41,443)       (32,759)
                                              -----------    -----------

Net decrease in cash                             (303,667)      (157,520)
Cash at beginning of year                         317,754        163,953
                                              -----------    -----------
Cash at end of quarter                        $    14,087    $     6,433
                                              ===========    ===========
Supplemental Disclosures:
     Interest paid                            $   342,982    $   283,353
     Income taxes paid                        $        -0-   $   300,000


See Notes to Financial Statements

E.                 TRANS-INDUSTRIES, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.   Basis of Presentation

     The financial information presented as of any date other than December 31 has been prepared from the Company's books and records without audit. Financial information as of December 31 has been derived from the audited financial statements of the Company. In the opinion of management, all adjustments consisting of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods indicated, have been included. For further information regarding the Company's accounting policies, refer to the consolidated financial statements and related notes included in the Company's annual report on form 10-K for the year ended December 31, 2000.


2.   Inventories

     The major components of inventories are:


                                                      3/31/01            12/31/00
                                                      -------            --------

                  Raw Materials                    $ 6,336,998         $ 6,984,323
                  Work in Process                    3,653,591           3,262,522
                  Finished Goods                     2,480,914           2,809,256
                                                   -----------         -----------
                                                   $12,471,503         $13,056,101
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

E.                   TRANS-INDUSTRIES, INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



5.   Long-Term Debt

     Long-term debt at March 31, 2001 consisted of the following:

     Trans-Industries, Inc., $3,840,000 term note, payable in                                   $2,826,790
     monthly installments of $40,725 which includes interest at bank's prime lending rate, and a balloon payment of $1,927,007 in October 2004.  The note is secured by substantially all the assets of the Company.

     Term note, payable in monthly installments of $896                                            100,659
     including interest at a rate of 6%.  The note is due January 21,
     2002.

     Term note, payable in monthly installments of $50,965 beginning in May
     2001. Interest is payable monthly at the bank's prime lending rate plus
     .5%. The note is due November 2005 and is secured by substantially all
     the assets of the Company.                                                                  2,752,150

     Other                                                                                         311,949
                                                                                                ----------
                                                                                                 5,991,548
     Less current installments                                                                    (796,373)
                                                                                                ----------
     Long-term debt                                                                             $5,195,175
                                                                                                ==========



     The Company also has an unsecured $13,000,000 line of credit of which $8,477,019 was utilized at March 31, 2001. Interest is charged at the bank's prime lending rate, plus 1/2 point. This line of credit expires on July 1, 2001 and is expected to be renewed prior to that date.

     The line of credit agreement requires the company to maintain certain financial ratios. The agreement also restricts the payment of dividends, repurchase of common stock, and acquisition of property and equipment. At March 31, 2001, the Company was not in compliance with the financial ratio covenants and obtained a waiver for such non compliance from its lender.

                     TRANS-INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.   Loss Per Share

     For the quarters ended March 31, 2000, and 2001 all options outstanding have been excluded from the computation of diluted loss per share as the effect would be anti-dilutive.


7.   Segment Information

     The Company operates in one market segment, the transportation industry, with products directed towards customers in the mass transit, highway, airline and rental car segments. Financial information summarized by geographic area is as follows:


                           3/31/01                    3/31/00
                  ------------------------   -------------------------
                                  LONG-                        LONG-
                                  LIVED                        LIVED
                   REVENUES       ASSETS       REVENUES       ASSETS
                   --------       ------       --------       ------
United States    $ 8,703,673    $6,638,871   $ 9,427,847    $7,465,424
United Kingdom       444,787     1,913,796       469,379     1,928,058
Canada             1,437,141           -0-     1,298,052           -0-
Other                162,060           -0-       334,063           -0-
                 -----------    ----------   -----------    ----------
Total            $10,747,661    $8,552,667   $11,529,341    $9,393,482
                 ===========    ==========   ===========    ==========


                     TRANS-INDUSTRIES, INC. AND SUBSIDIARIES

Item 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                       CONDITION AND RESULTS OF OPERATIONS

                      For Three Months Ended March 31, 2001


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

Sales and Earnings

Sales for the quarter ended March 31, 2001 were $10,747,661 compared to $11,529,341 for the same period a year ago. This decrease of $781,680 is attributed to a decrease in shipments of the Company's overhead highway signs as well as fewer shipments of its bus window systems for the first quarter of 2001 as compared to the same period a year ago.

During the first quarter of 2001, the Company recorded a net loss of $64,556 or $.02 per share on sales of $10,747,661. For the same period of the prior year, the Company reported a net loss of $115,562 or $.04 per share on sales of $11,529,341. The reduction in loss of $51,006 during the first quarter of 2001 on less sales in the amount of $781,680 was primarily attributed to cost reductions put in place, including a reduction of the direct labor force.

Inventories

Inventory valuation is based upon the lower of cost or market. At March 31, 2001, consolidated inventories were $12,471,503 compared to $14,268,991 a year ago. This decrease of $1,797,488 is a result of the Company's effort to bring its inventory levels more in line with its sales volumes.

Interest

Interest expense amounted to approximately $341,000 and $310,000 for the first quarter of 2001 and 2000, respectively. This increase of $31,000 was the result of slightly higher debt levels in 2001, plus increased interest costs.

                     TRANS-INDUSTRIES, INC. AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                       CONDITION AND RESULTS OF OPERATIONS

                      For Three Months Ended March 31, 2001




Financial Condition

Current financial resources coupled with anticipated funds from operations and those freed up through the consolidation of the Companies operations in England, are expected to meet funding requirements for the remainder of the year, based upon present needs.

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of l934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                TRANS-INDUSTRIES, INC.




Date: May 9, 2001                               /s/     Kai Kosanke
      ------------------------------            --------------------------------
                                                Kai Kosanke, Treasurer
                                                and Chief Financial Officer



 Date: May 9, 2001                              /s/     Paul Clemo
       -----------------------------            --------------------------------
                                                Paul Clemo
                                                Assistant Treasurer