Form 10-Q
period 2001-06-30
TRANS INDUSTRIES INC
filed 2001-08-10
CIK 99102

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

   For Quarter Ended June 30, 2001             Commission File Number 0-4539

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

                  2637 S. Adams Road, Rochester Hills, MI 48309
          -------------------------------------------------------
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

The number of shares outstanding of registrant's Common stock, par value $.10 per share, at June 30, 2001 was 3,139,737.

                 TRANS-INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

                 FORM 10-Q - FOR THE QUARTER ENDED JUNE 30, 2001

                                      INDEX


PART I.   Financial Information

Item 1.           FINANCIAL STATEMENTS

                  A.       Consolidated Statements of Operations ---
                              Three months ended June 30, 2001 and 2000.
                              Six months ended June 30, 2001 and 2000.

                  B.       Consolidated Statements of Comprehensive Loss ---
                              Six months ended June 30, 2001 and 2000.

                  C.       Consolidated Balance Sheets ---
                              June 30, 2001 and December 31, 2000.

                  D.       Consolidated Statements of Cash Flows ---
                              Six months ended June 30, 2001 and 2000.

                  E.       Notes to Consolidated Financial Statements.


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                     TRANS-INDUSTRIES, INC. AND SUBSIDIARIES

A.                CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)


                                                                    For 3 Months Ended:                     For 6 Months Ended:
                                                                    -------------------                     -------------------
                                                                6/30/01            6/30/00            6/30/01              6/30/00
                                                                -------            -------            -------              -------
1.   Gross sales less discounts, returns and allowances      $  8,306,103      $  12,748,067        $  19,053,764     $  24,277,408

2.   Cost of goods sold                                         6,690,331          9,310,468           14,579,857        17,814,503
                                                             ------------      -------------        -------------     -------------
3.   Gross Profit                                               1,615,772          3,437,599            4,473,907         6,462,905

4.   Selling, general and administrative exp.                   2,510,870          2,795,982            5,094,005         5,638,932

5.   Restructuring costs (note 8)                                 700,457                  0              700,457                 0
                                                             ------------      -------------        -------------     -------------

6.   Operating income/(loss)                                   (1,595,555)           641,617           (1,320,555)          823,973

7.   Other (income)/ expense
         Interest expense                                         309,070            349,675              649,794           659,677
         Other income                                             (48,390)            (8,145)             (52,558)          (16,229)
                                                             ------------      -------------        -------------     -------------
         Total other (income)/expense                             260,680            341,530              597,236           643,448
                                                             ------------      -------------        -------------     -------------
8.   Earnings/(loss) before income taxes                       (1,856,235)           300,087           (1,917,791)          180,525

9.   Income tax expense/(benefit)                                (344,000)           144,000             (347,000)          140,000
                                                             ------------      -------------        -------------     -------------

10.  Net earnings/(loss)                                     $ (1,512,235)     $     156,087        $  (1,570,791)     $     40,525
                                                             ============      =============        =============     =============

11. Earnings/(loss) per share: (note 6)
         Basic                                               $       (.48)     $         .05        $        (.50)     $       .01
         Diluted                                             $       (.48)     $         .05        $        (.50)     $       .01
                                                             ============      =============        =============     =============

12.  Dividends per share                                     $        .00      $         .00        $         .00      $       .00
                                                             ============      =============        =============     =============



See Notes to Financial Statements

                     TRANS-INDUSTRIES, INC. AND SUBSIDIARIES

B.            CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (Unaudited)

                     SIX MONTHS ENDED JUNE 30, 2001 AND 2000


                                                              2001                     2000
                                                          -----------              ------------
Net earnings/(loss)                                       $(1,570,791)              $    40,525

Other comprehensive loss:
   Equity adjustment from foreign
      currency translation                                    (53,309)                  (95,237)
                                                          -----------               -----------

Comprehensive loss                                        $(1,624,100)              $   (54,712)
                                                          ===========               ===========








See Notes to Financial Statements

                     TRANS-INDUSTRIES, INC. AND SUBSIDIARIES

C.                           CONSOLIDATED BALANCE SHEETS


     ASSETS


Current Assets                              6/30/01          12/31/00
--------------                            (Unaudited)        (Audited)
                                          -----------       -----------
     Cash                                 $    63,605       $   317,754
     Accounts receivable                    9,500,568        10,925,535
     Inventories (Note 2)                  12,602,284        13,056,101
     Prepaid expenses                         400,630           427,183
     Deferred income taxes                    863,978           856,000
                                          -----------       -----------

     Total current assets                  23,431,065        25,582,573

Property, Plant & Equipment, at Cost

     Land                                     306,881           306,881
     Land Improvements                        126,660           126,660

     Buildings                              5,361,551         5,958,794
     Machinery & equipment                 11,803,114        12,895,829
                                          -----------       -----------
                                           17,598,206        19,288,164
     Less: accumulated
           depreciation                   (12,260,807)      (11,996,151)
                                          -----------       -----------
     Net plant and equipment                5,337,399         7,292,013

Other Assets

     Investments in affiliates                 68,484            68,484

     Patents, licenses & trademarks,
     net of accumulated amortization           48,938            76,438

     Excess of cost of investment in
     stock of subsidiary over equity in
     underlying net assets of acquisition   1,407,082         1,487,985

     Sundry                                    26,830             4,013
                                          -----------       -----------


Total assets                              $30,319,798       $34,511,506
                                          ===========       ===========







  LIABILITIES AND STOCKHOLDERS EQUITY

Current Liabilities                          6/30/01          12/31/00
-------------------                       (Unaudited)        (Audited)
                                          -----------       -----------
  Notes Payable (Note 5)                   $ 7,910,790       $ 8,439,750
  Current installments
      - Long term debt (Note 5)                795,231           813,025
  Accounts payable - trade                   4,075,033         6,935,197
  Accrued liabilities                          983,575         1,464,214
  Income taxes                                (585,628)         (251,964)
                                           -----------       -----------

  Total current liabilities                 13,179,001        17,400,222

  Deferred income taxes - Non-current          240,000           240,000

Long term debt


  Current portion shown above (Note 5)       5,010,249         5,263,236

  Other non-current liabilities                307,071           300,471

Stockholders' Equity


Preferred stock of $1.00 par value
  per share - authorized 500,000
  shares; 19,000 shares issued and
  outstanding at 6/30/01                        19,000                --

  Common stock of $.10 par value per
  share - authorized 10,000,000 shares;
  3,139,737 shares issued and 3,139,737
  outstanding at 6/30/01                       313,974           313,974


  Additional paid-in  capital                5,953,081         4,072,081
  Retained earnings                          5,383,700         6,954,491
     Foreign currency translation              (86,278)          (32,969)
                                           -----------       -----------
                                            11,583,477        11,307,577
                                           -----------       -----------
Total liabilities and stockholders' equity $30,319,798       $34,511,506
                                           ===========       ===========







See Notes to Financial Statements.

                             TRANS-INDUSTRIES, INC.

                      Consolidated Statements of Cash Flows

D.               For the Six Months Ended June 30, 2001 and 2000

                                                                     2001                 2000
                                                                     ----                 ----
                                                                 (Unaudited)           (Unaudited)
                                                                 ------------          ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings/(loss)                                               $(1,570,791)       $    40,525
Adjustments to reconcile net earnings/(loss)
to net cash provided by operations:
     Depreciation/Amortization                                        678,789            704,729
     Decrease (increase) in accts. receiv.                          1,424,967         (2,619,370)
     Decrease (increase) in inventory                                 453,817         (1,150,984)
     Decrease (increase) in prepaid exp.                               26,553           (315,515)
     Increase (decrease) in accts. payable                         (2,860,164)         1,532,551
     Increase (decrease) in accr. liab.                              (480,639)          (156,275)
     Increase (decrease) in income taxes                             (333,664)          (152,924)
     Loss on sale of Property and Equipment                           649,244                 -0-
     Other                                                            (33,861)                -0-
                                                                  -----------        -----------

Net Cash Used by Operations                                        (2,045,749)        (2,117,263)

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchase of fixed assets                                        (272,561)          (879,960)
     Proceeds from sale of Property & Equip.                        1,010,611                 -0-
                                                                  -----------        -----------

Net Cash Provided (Used) by Investing                                 738,050           (879,960)

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from preferred stock                                  1,900,000                 -0-
     Net increase (repayment) of long-term
     borrowings                                                      (264,181)           801,997
     Net proceeds (payment) of credit line                           (528,960)         2,128,023
                                                                  -----------        -----------

Net Cash Provided (Used) by Financing                               1,106,859          2,930,020

Foreign currency translation                                          (53,309)           (95,237)
                                                                  -----------        -----------

Net decrease in cash                                                 (254,149)          (162,440)
Cash at beginning of year                                             317,754            163,953
                                                                  -----------        -----------
Cash at end of quarter                                            $    63,605        $     1,513
                                                                  ===========        ===========
Supplemental Disclosures:
     Interest paid                                                $   646,857        $   613,064
     Income taxes paid                                            $        -0-       $   300,000


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


2.   Inventories

     The major components of inventories are:

                                                    6/30/01             12/31/00
                                                    -------             --------
                  Raw Materials                   $ 6,640,944         $ 6,984,323
                  Work in Process                   3,718,528           3,262,522
                  Finished Goods                    2,242,812           2,809,256
                                                  -----------         -----------
                                                  $12,602,284         $13,056,101
                                                  ===========         ===========



3.   Principles of Consolidation

     There have been no significant changes in the principles of consolidation since our most recent audited financial statements.


4.   Significant Accounting Policies

     There have been no significant changes in accounting policies since our most recent audited financial statements.

E.                  TRANS-INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



5.   Long-Term Debt

     Long-term debt at June 30, 2001 consisted of the following:


     Trans-Industries, Inc., $3,840,000 term note, payable in                                   $2,760,476
     monthly installments of $40,725 which includes interest
     at bank's prime lending rate, and a balloon payment of
     $1,927,007 in October 2004.  The note is secured by
     substantially all the assets of the Company.

     Term note, payable in monthly installments of $896                                             99,476
     including interest at a rate of 6%.  The note is due
     January 21, 2002.

     Term note, payable in monthly installments of $50,965.
     Interest is payable monthly at the bank's prime lending
     rate plus .5%.  The note is due November 2005 and is
     secured by substantially all the assets of the Company.                                     2,650,189

     Other                                                                                         295,339
                                                                                               -----------
                                                                                                 5,805,480
     Less current installments                                                                     795,231
                                                                                               -----------
     Long-term debt                                                                             $5,010,249
                                                                                               ===========


     The Company also has a secured $13,000,000 line of credit, in the form of a demand note, of which $7,910,790 was utilized at June 30, 2001. Interest is charged at the bank's prime lending rate, plus 1%.

     The line of credit agreement requires the company to maintain certain financial ratios. The agreement also restricts the payment of dividends, repurchase of common stock, and acquisition of property and equipment. At June 30, 2001, the Company was not in compliance with the financial ratio covenants and obtained a waiver for such non compliance from its lender.

E.                  TRANS-INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



6.   Loss Per Share

     For the three and six months ended June 30, 2000, and 2001 all options outstanding have been excluded from the computation of diluted loss per share as the effect would be anti-dilutive.


7.   Segment Information

     The Company operates in one market segment, the transportation industry, with products directed towards customers in the mass transit, highway, airline and rental car segments. Financial information summarized by geographic area is as follows:

                                              6/30/01                                        6/30/00
                                ---------------------------------------       ----------------------------------------
                                                          LONG-                                        LONG-
                                                          LIVED                                        LIVED
                                    REVENUES              ASSETS                 REVENUES              ASSETS
                                    --------              ------                 --------              ------
     United States                $15,430,123            $6,498,219             $19,852,279          $ 7,423,225
     United Kingdom                   788,531               322,030                 988,374            1,933,934
     Canada                         2,547,806                   -0-               2,733,316                  -0-
     Other                            287,304                   -0-                 703,439                  -0-
                                  -----------            ----------             -----------          -----------
     Total                        $19,053,764            $6,820,249             $24,277,408          $ 9,357,159
                                  ===========            ==========             ===========          ===========


8.   Restructuring Costs

     The Company, in June 2001, reported restructuring charges relating to the consolidation of manufacturing facilities in England of approximately $700,000. A major portion of this charge, $648,000, relates to the disposal of redundant fixed assets. Also included in the restructuring charges is $21,000 for severance pay and approximately $31,000 for the cancellation of leases and miscellaneous fees.

E.                  TRANS-INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



9.  Recent Accounting Pronouncements

On July 20, 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 141, Business Combinations, and SFAS 142, Goodwill and Intangible Assets. SFAS 141 is effective for all business combinations completed after June 30, 2001. SFAS 142 is effective for fiscal years beginning after December 15, 2001; however, certain provisions of this Statement apply to goodwill and other intangible assets acquired between July 1, 2001 and the effective date of SFAS 142. Major provisions of these Statements and their effective dates for the Company are as follows:

- all business combinations initiated after June 30, 2001 must use the purchase method of accounting. The pooling of interest method of accounting is prohibited except for transactions initiated before July 1, 2001.
- intangible assets acquired in a business combination must be recorded separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold, transferred, licensed, rented or exchanged, either individually or as part of a related contract, asset or liability
- goodwill, as well as intangible assets with identifiable lives, acquired after June 30, 2001, will not be amortized. Effective January 1, 2002, all previously recognized goodwill and intangible assets with indefinite lives will no longer be subject to amortization.
- effective January 1, 2002, goodwill and intangible assets with indefinite lives will be tested for impairment annually and whenever there is an impairment indicator
- all acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting.

The Company will continue to amortize goodwill recognized prior to July 1, 2001, under its current method until January 1, 2002, at which time annual and quarterly goodwill amortization of $160,280 and $40,070 will no longer be recognized. By December 31, 2002 the Company will have completed a transitional fair value based impairment test of goodwill as of January 1, 2002. Impairment losses, if any, resulting from the transitional testing will be recognized in the quarter ended March 31, 2002, as a cumulative effect of a change in accounting principle.

                     TRANS-INDUSTRIES, INC. AND SUBSIDIARIES

Item 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                       CONDITION AND RESULTS OF OPERATIONS

                       For Six Months Ended June 30, 2001


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

Sales and Earnings

Sales for the quarter ended June 30, 2001 were $8,306,103 compared to $12,748,067 for the same period a year ago. This decrease of $4,441,964 is attributed to declines in all product sectors as bus builders pushed delivery schedules back into later periods while a highway customer delayed a major contract beyond scheduled second quarter shipment dates.

During the second quarter of 2001, the Company recorded a net loss of $1,512,235 or $.48 per share on sales of $8,306,103. Restructuring charges incurred for consolidating the manufacturing facilities in England and the disposing of redundant fixed assets accounted for approximately $700,000 of this loss and approximately $812,000 of loss related to normal operations. For the same period last year, sales were $12,748,067 with a net profit of $156,087. The decline in operating profits in the second quarter of 2001 compared to the second quarter of 2000 is attributable to reduced sales volumes.

Inventories

Inventory valuation is based upon the lower of cost or market. At June 30, 2001, consolidated inventories were $12,602,284 compared to $13,950,505 a year ago. This decrease of $1,348,221 is a result of the Company's effort to bring its inventory levels more in line with its sales volumes.

Interest

Interest expense amounted to approximately $309,000 and $350,000 for the second quarter of 2001 and 2000, respectively. This decrease of $41,000 was the result of slightly lower interest rates in 2001.

                     TRANS-INDUSTRIES, INC. AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                       CONDITION AND RESULTS OF OPERATIONS

                       For Six Months Ended June 30, 2001




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


                                        TRANS-INDUSTRIES, INC.




Date: August 9, 2001                    /s/     Kai Kosanke
      ---------------------             --------------------------------
                                        Kai Kosanke, Treasurer
                                        and Chief Financial Officer



Date: August 9, 2001                    /s/     Paul Clemo
      --------------------              --------------------------------
                                        Paul Clemo
                                        Assistant Treasurer