Form 10-Q
period 2001-09-30
TRANS INDUSTRIES INC
filed 2001-11-14
CIK 99102

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended September 30, 2001               Commission File Number 0-4539

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

The number of shares outstanding of registrant's Common stock, par value $.10 per share, at September 30, 2001 was 3,139,737.

                 TRANS-INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

              FORM 10-Q - FOR THE QUARTER ENDED SEPTEMBER 30, 2001

                                      INDEX


PART I.   Financial Information


Item 1.           FINANCIAL STATEMENTS

                  A.       Consolidated Statements of Operations ---
                              Three months ended September 30, 2001 and 2000. Nine months ended September 30, 2001 and 2000.

                  B.       Consolidated Statements of Comprehensive Loss ---
                              Nine months ended September 30, 2001 and 2000.

                  C.       Consolidated Balance Sheets ---
                              September 30, 2001 and December 31, 2000.

                  D.       Consolidated Statements of Cash Flows ---
                              Nine months ended September 30, 2001 and 2000.

                  E.       Notes to Consolidated Financial Statements.


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Item 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK


PART II.   Other Information

Item 6.           EXHIBITS

                     TRANS-INDUSTRIES, INC. AND SUBSIDIARIES
A.
                CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)


                                                                     For 3 Months Ended:          For 9 Months Ended:
                                                                     -------------------          -------------------
                                                                  9/30/01         9/30/00         9/30/01         9/30/00
                                                                  -------         -------         -------         -------

 1.    Gross sales less discounts, returns and allowances      $  8,317,115    $ 10,296,543    $ 27,370,879    $ 34,573,951

 2.    Cost of goods sold                                         6,293,859       8,590,131      20,873,716      26,404,634
                                                               ------------    ------------    ------------    ------------
 3.    Gross Profit                                               2,023,256       1,706,412       6,497,163       8,169,317

 4.    Selling, general and administrative exp.                   2,414,991       2,432,929       7,508,996       8,071,861
 5.    Restructuring costs (note 8)                                       0               0         700,457               0
                                                               ------------    ------------    ------------    ------------

 6.    Operating income/(loss)                                     (391,735)       (726,517)     (1,712,290)         97,456

 7.    Other (income)/ expense
         Interest expense                                           296,310         419,072         946,104       1,078,749
         Other income                                                (6,567)         (9,786)        (59,125)        (26,015)
                                                               ------------    ------------    ------------    ------------
         Total other expense                                        289,743         409,286         886,979       1,052,734
                                                               ------------    ------------    ------------    ------------
 8.    Loss before income taxes                                    (681,478)     (1,135,803)     (2,599,269)       (955,278)

 9.    Income tax benefit                                          (143,000)       (318,000)       (490,000)       (178,000)
                                                               ------------    ------------    ------------    ------------
10.    Net Loss                                                $   (538,478)   $   (817,803)   $ (2,109,269)   $   (777,278)
                                                               ============    ============    ============    ============
11.    Loss per share: (note 6)
           Basic                                               $       (.17)   $       (.26)   $       (.67)   $       (.25)
           Diluted                                             $       (.17)   $       (.26)   $       (.67)   $       (.25)
                                                               ============    ============    ============    ============
12.    Dividends per share                                     $        .00    $        .00    $        .00    $        .00
                                                               ============    ============    ============    ============



See Notes to Financial Statements

                     TRANS-INDUSTRIES, INC. AND SUBSIDIARIES
B.
            CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (Unaudited)

                  NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000



                                        2001                    2000
                                    -----------             -----------
Net Loss                            $(2,109,269)            $  (777,278)

Other comprehensive loss:
   Equity adjustment from foreign
      currency translation               (7,192)               (126,780)
                                    -----------             -----------

Comprehensive loss                  $(2,116,461)            $  (904,058)
                                    ===========             ===========

































See Notes to Financial Statements

                     TRANS-INDUSTRIES, INC. AND SUBSIDIARIES
C.
                          CONSOLIDATED BALANCE SHEETS

     ASSETS
     ------

Current Assets                                            9/30/01       12/31/00
--------------                                         (Unaudited)
                                                      ------------    ------------
     Cash                                             $    121,622    $    317,754
     Accounts receivable, Net                            9,471,679      10,925,535
     Inventories (Note 2)                               11,885,436      13,056,101
     Prepaid expenses                                      464,949         427,183
     Deferred income taxes                                 863,978         856,000
                                                      ------------    ------------

     Total current assets                               22,807,664      25,582,573

Property, Plant & Equipment, at Cost

     Land                                                  306,881         306,881
     Land Improvements                                     126,660         126,660
     Buildings                                           5,362,528       5,958,794
     Machinery & equipment                              11,826,935      12,895,829
                                                      ------------    ------------
                                                        17,623,004      19,288,164
     Less: accumulated
           depreciation                                (12,479,037)    (11,996,151)
                                                      ------------    ------------
     Net plant and equipment                             5,143,967       7,292,013

Other Assets

     Investments in affiliates                              68,484          68,484

     Patents, licenses & trademarks,
     net of accumulated amortization                        35,138          76,438

     Excess of cost of investment in
     stock of subsidiary over equity in
     underlying net assets of acquisition                1,366,631       1,487,985

     Sundry                                                 26,830           4,013
                                                      ------------    ------------

Total assets                                          $ 29,448,714    $ 34,511,506
                                                      ============    ============


     LIABILITIES AND STOCKHOLDERS EQUITY
     -----------------------------------

   Current Liabilities                                   9/30/01        12/31/00
   -------------------                                 (Unaudited)
                                                      ------------    ------------
     Notes Payable (Note 5)                           $  7,723,246    $  8,439,750
     Current installments
         - Long term debt (Note 5)                         789,994         813,025
     Accounts payable - trade                            4,230,634       6,935,197
     Accrued liabilities                                 1,158,369       1,464,214
     Income taxes                                         (727,197)       (251,964)
                                                      ------------    ------------

     Total current liabilities                          13,175,046      17,400,222

     Deferred income taxes - Non-current                   240,000         240,000

   Long term debt

   Current installments shown above (Note 5)             4,632,181       5,263,236
   Other non-current liabilities                           310,371         300,471

   Stockholders' Equity

     Preferred stock of $1.00 par value
     per share - authorized 500,000
     shares; 19,000 shares issued and
     outstanding at 9/30/01                                 19,000            --

     Common stock of $.10 par value per
     share - authorized 10,000,000 shares;
     3,139,737 shares issued and 3,139,737
     outstanding at 9/30/01                                313,974         313,974


     Additional paid-in  capital                         5,953,081       4,072,081
     Retained earnings                                   4,845,222       6,954,491
     Foreign currency translation                          (40,161)        (32,969)
                                                      ------------    ------------
                                                        11,091,116      11,307,577
                                                      ------------    ------------

     Total liabilities and stockholders' equity       $ 29,448,714    $ 34,511,506
                                                      ============    ============





See Notes to Financial Statements.

                             TRANS-INDUSTRIES, INC.
                      Consolidated Statements of Cash Flows
D.          For the Nine Months Ended September 30, 2001 and 2000


                                                   2001          2000
                                               -----------    -----------
                                               (Unaudited)    (Unaudited)
                                               -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss                                       $(2,109,269)   $  (777,278)
Adjustments to reconcile net loss
to net cash used by operations:
     Depreciation/Amortization                   1,004,281      1,080,473
     Decrease (increase) in accts. receiv.       1,453,856     (1,649,551)
     Decrease (increase) in inventory            1,170,665       (277,139)
     Decrease (increase) in prepaid exp.           (37,766)      (178,600)
     Increase (decrease) in accts. payable      (2,704,563)     1,043,152
     Increase (decrease) in accr. liab.           (305,845)      (869,063)
     Increase (decrease) in income taxes          (475,233)      (378,988)
     Loss on sale of Property and Equipment        649,244             -0-
     Other                                          14,525             -0-
                                               -----------    -----------

Net Cash Used by Operations                     (1,340,105)    (2,006,994)

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchase of property and equipment           (398,756)    (1,075,506)
     Proceeds from sale of Property & Equip.     1,010,611             -0-
                                               -----------    -----------

Net Cash Provided/ Used by Investing               611,855     (1,075,506)

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from issuance preferred stock      1,900,000             -0-
     Net increase (repayment) of long-term
     debt                                         (644,186)       631,542
     Net proceeds (payment) of credit line        (716,504)     2,438,880
                                               -----------    -----------

Net Cash Provided by Financing                     539,310      3,070,422

Foreign currency translation                        (7,192)      (126,780)
                                               -----------    -----------

Net decrease in cash                              (196,132)      (138,858)
Cash at beginning of year                          317,754        163,953
                                               -----------    -----------
Cash at end of quarter                         $   121,622    $    25,095
                                               ===========    ===========

Supplemental Disclosures:
     Interest paid                             $   896,944    $   986,911
     Income taxes paid                         $        -0-   $   300,000



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


2.   Inventories

     The major components of inventories are:

                                                     9/30/01            12/31/00
                                                   -----------         -----------
                  Raw Materials                    $ 6,030,422         $ 6,984,323
                  Work in Process                    3,619,734           3,262,522
                  Finished Goods                     2,235,280           2,809,256
                                                   -----------         -----------
                                                   $11,885,436         $13,056,101
                                                   ===========         ===========

3.   Principles of Consolidation

     There have been no significant changes in the principles of consolidation since our most recent audited financial statements.


4.   Revenue Recognition

     There have been no significant changes in accounting policies since our most recent audited financial statements.

     Revenue is recognized when persuasive evidence of an arrangement exists, the price is fixed and determinable, delivery has occurred and collectibility is reasonably assured.

E.                  TRANS-INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



5.   Long-Term Debt

     Long-term debt at September 30, 2001 consisted of the following:

     Trans-Industries, Inc., $3,840,000 term note, payable in                                   $2,685,818
     monthly installments of $40,725 which includes interest at bank's prime lending rate, and a balloon payment of $1,927,007 in October 2004.  The note is secured by substantially all the assets of the Company.

     Term note, payable in monthly installments of $896                                             98,276
     including interest at a rate of 6%.  The note is due December
     21, 2001.

     Term note, payable in monthly installments of $50,965. Interest is payable monthly at the bank's prime lending rate plus .5%. The note is due November
     2005 and is secured by substantially
     all the assets of the Company.                                                              2,497,294

     Other                                                                                         140,787
                                                                                                ----------
                                                                                                 5,422,175
     Less current installments                                                                     789,994
                                                                                                ----------
     Long-term debt                                                                             $4,632,181
                                                                                                ==========

     The Company also has a secured $13,000,000 line of credit, in the form of a demand note, of which $7,723,246 was utilized at September 30, 2001. Interest is charged at the bank's prime lending rate, plus 1%. The demand note does not contain restrictive covenants nor require financial ratio's to be met.

E.                   TRANS-INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



6.   Loss Per Share

     For the three and Nine months ended September 30, 2000, and 2001 all options outstanding have been excluded from the computation of diluted loss per share as the effect would be anti-dilutive.


7.   Segment Information

     The Company operates in one market segment, the transportation industry, with products directed towards customers in the mass transit, highway, airline and rental car segments. Financial information summarized by geographic area is as follows:


                               9/30/01                      9/30/00
                      -------------------------   -------------------------
                                       LONG-                       LONG-
                                       LIVED                       LIVED
                        REVENUES       ASSETS      REVENUES        ASSETS
                      -----------   -----------   -----------   -----------
     United States    $22,165,491   $ 6,329,632   $28,272,035   $ 7,173,162
     United Kingdom     1,132,731       242,934     1,407,563     1,990,745
     Canada             3,659,943           -0-     3,892,571           -0-
     Other                412,714           -0-     1,001,782           -0-
                      -----------   -----------   -----------   -----------

     Total            $27,370,879   $ 6,572,566   $34,573,951   $ 9,163,907
                      ===========   ===========   ===========   ===========


8.   Restructuring Costs

     The Company, in June 2001, reported restructuring charges relating to the consolidation of manufacturing facilities in England of approximately $700,000. A major portion of this charge, $648,000, relates to the disposal of redundant property and equipment. Also included in the restructuring charges is $21,000 for severance pay and approximately $31,000 for the cancellation of leases and miscellaneous fees.

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

10.  Subsequent Events

During the fourth quarter 2001, a decision was made to discontinue operations at Transmatic Window Systems, Inc., a bus window manufacturing supplier. Charges associated with the closure are yet to be determined. Efforts are currently underway to complete the build out of orders that were in-house as of the date of this decision. Operations should cease sometime in mid November of 2001 and charges incurred with this decision will be recorded during the fourth quarter, 2001.

                     TRANS-INDUSTRIES, INC. AND SUBSIDIARIES

Item 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                       CONDITION AND RESULTS OF OPERATIONS

                    For Nine Months Ended September 30, 2001


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

Sales and Earnings

Sales for the quarter ended September 30, 2001, were $8,317,115 compared to $10,296,543 for the same period a year ago. This decrease of $1,979,428 is attributed to declines in sales of highway information products and lighting products in England. Additionally, a decline in sales of the Company's bus window products was also a contributing factor.

During the third quarter of 2001, the Company recorded a net loss of $538,478 or a $0.17 loss per share on sales of $8,317,115. For the same period last year, sales were $ 10,296,543 with a net loss of $817,803 or a $0.26 loss per share. The reduction in loss on less sales during the third quarter of 2001 as compared to the same period a year ago reflects the cost savings realized by consolidating the facilities in England.

For the nine months ending September 30 2001, sales were $27,370,879 with a net loss of $2,109,269. $700,000 of this loss is the result of restructuring charges incurred for consolidating the U.K. operations with the remaining losses attributed to the bus window systems operation, the English lighting operation and the development and testing of the RTEC core of information products. For the same nine-month period a year ago, sales were $34,573,951 and a net loss of $777,278 was recorded.

During the second quarter, 2001 "corrective" steps, as noted in the year-end MD&A were implemented. In an effort to eliminate losses in the U.K., Transmatic Europe and Vultron International operations were consolidated which will effectively streamline production and eliminate redundant property and equipment.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                       CONDITION AND RESULTS OF OPERATIONS

                    For Nine Months Ended September 30, 2001


Inventories

Inventory valuation is based upon the lower of cost or market. At September 30, 2001, consolidated inventories were $11,885,436 compared to $13,076,660 a year ago. This decrease of $1,191,224 is a result of the Company's effort to bring its inventory levels more in line with its sales volumes.

Interest

Interest expense amounted to approximately $296,000 and $419,000 for the third quarter of 2001 and 2000, respectively. This decrease of $123,000 was the result of slightly lower interest rates and lower debt levels in 2001.

Financial Condition

Current financial resources coupled with anticipated funds from operations and those freed up through the consolidation of the Companies operations in England, are expected to meet funding requirements for the remainder of the year, based upon present needs.

Item 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to the impact of foreign currency fluctuations. International revenue from the Company's foreign subsidiaries were approximately 5% of total revenues for nine months ended September 30, 2001. The Company's primary foreign currency exposure is the British Pound. The Company manages its exposure to foreign currency assets and earnings primarily by funding certain foreign currency denominated assets with liabilities in the same currency and, as such, certain exposures are naturally offset.

The Company's financial results are affected by changes in U.S. and foreign interest rates. The Company does not hold financial instruments that are subject to market risk (interest rate risk and foreign exchange rate risk).

PART II.      Other Information

Item 6.           EXHIBITS

                  99(a)    Secured Master Revolving Variable Rate Note

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                  TRANS-INDUSTRIES, INC.




Date: November 14, 2001                           /s/     Kai Kosanke
      ------------------------------              -----------------------------
                                                  Kai Kosanke, Treasurer
                                                  and Chief Financial Officer



 Date: November 14, 2001                          /s/     Paul Clemo
       -----------------------------              -----------------------------
                                                  Paul Clemo
                                                  Assistant Treasurer

                                 EXHIBIT INDEX


Exhibit No.      Description
-----------      -----------

  99(a)          Secured Master Revolving Variable Rate Note