Form 10-K/A
period 2000-12-31
TRANS INDUSTRIES INC
filed 2001-12-06
CIK 99102

                                   FORM 10-K/A







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

                                     PART II



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

          CONSOLIDATED FINANCIAL STATEMENTS AND REPORT OF INDEPENDENT

                          CERTIFIED PUBLIC ACCOUNTANTS

                     TRANS-INDUSTRIES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 2000, 1999 AND 1998

                                    CONTENTS




                                                                                                      PAGE

Report of Independent Certified Public Accountants..................................................    5

FINANCIAL STATEMENTS

    Consolidated Balance Sheets.....................................................................    6

    Consolidated Statements of Operations...........................................................    8

    Consolidated Statements of Comprehensive (Loss) Income..........................................    9

    Consolidated Statement of Stockholders' Equity..................................................   10

    Consolidated Statements of Cash Flows...........................................................   11

    Notes to Consolidated Financial Statements......................................................   12

SUPPLEMENTAL INFORMATION

    Schedule II - Valuation and Qualifying Accounts ................................................   23

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


/s/ Grant Thornton LLP

Detroit, Michigan
February 13, 2001

                     TRANS-INDUSTRIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                  DECEMBER 31,
--------------------------------------------------------------------------------

                                         ASSETS                   2000                  1999
                                                              -----------          -----------
CURRENT ASSETS
    Cash                                                      $   317,754          $   163,953
    Accounts receivable, less allowance for doubtful
       accounts of $656,000 in 2000 and $363,000
       in 1999                                                 10,925,535           10,489,187
    Inventories                                                13,056,101           12,799,521
    Refundable income taxes                                       251,964                 --
    Deferred income taxes                                         856,000              830,000
    Prepaid expenses and other current assets                     427,183              382,292
                                                              -----------          -----------
              Total Current Assets                             25,834,537           24,664,953


PROPERTY, PLANT AND EQUIPMENT - AT COST
    Land                                                          306,881              306,881
    Land improvements                                             126,660              126,660
    Buildings                                                   6,165,056            5,303,484
    Machinery and equipment                                    12,689,567           12,356,790
                                                              -----------          -----------
                                                               19,288,164           18,093,815
    Less accumulated depreciation and amortization             11,996,151           10,775,158
                                                              -----------          -----------
              Net property, plant and equipment                 7,292,013            7,318,657


Goodwill, less accumulated amortization of
    $1,521,917 in 2000 and $1,355,527 in 1999                   1,487,985            1,654,374
Other assets                                                      148,935              195,843
                                                              -----------          -----------
                                                              $34,763,470          $33,833,827
                                                              ===========          ===========



   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

--------------------------------------------------------------------------------


                   LIABILITIES AND STOCKHOLDERS' EQUITY                 2000                   1999
                                                                    ------------           ------------
CURRENT LIABILITIES
    Note payable to bank                                            $  8,439,749           $  8,600,016
    Current maturities of long-term debt                                 813,025                466,044
    Accounts payable                                                   6,935,197              4,367,123
    Income taxes payable                                                    --                  207,316
    Accrued liabilities                                                1,464,215              2,028,962
                                                                    ------------           ------------
              Total Current Liabilities                               17,652,186             15,669,461


Long-term debt, excluding current maturities                           5,263,236              3,923,634
Deferred income taxes                                                    240,000                269,000
Other liabilities                                                        300,471                341,612


COMMITMENTS AND CONTINGENCIES (NOTE K)                                      --                     --


STOCKHOLDERS' EQUITY
    Preferred stock of $1 par value per share, authorized
       500,000 shares; none issued                                          --                     --
    Common stock of $0.10 par value per share, authorized
       10,000,000 shares; 3,139,737 issued and outstanding               313,974                313,974
    Additional paid-in capital                                         4,072,081              4,072,081
    Retained earnings                                                  6,954,491              9,257,749
    Accumulated other comprehensive loss                                 (32,969)               (13,684)
                                                                    ------------           ------------
              TOTAL STOCKHOLDERS' EQUITY                              11,307,577             13,630,120
                                                                    ------------           ------------
                                                                    $ 34,763,470           $ 33,833,827
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
                                                           ============     ============      ============



   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                     TRANS-INDUSTRIES, INC. AND SUBSIDIARIES

             CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

                            YEARS ENDED DECEMBER 31,
--------------------------------------------------------------------------------


                                                               2000               1999             1998
                                                             ----------        ---------         ---------
Net (loss) earnings                                         $(2,303,258)     $   225,643        $4,071,729

Other comprehensive (loss) income
    Equity adjustment from foreign
       currency translation                                     (19,285)          54,848           (66,098)
                                                            -----------      -----------        ----------
Comprehensive (loss) income                                 $(2,322,543)     $   280,491        $4,005,631
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






   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                     TRANS-INDUSTRIES, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
--------------------------------------------------------------------------------

                                                                                                  ACCUMULATED
                                                                ADDITIONAL                           OTHER
                                               COMMON            PAID-IN         RETAINED       COMPREHENSIVE
                                               STOCK             CAPITAL         EARNINGS        INCOME (LOSS)         TOTAL
                                              --------         ----------      ----------       --------------     ------------
Balance at January 1, 1998                   $    313,615     $  4,055,821     $  5,273,244      $     (2,434)     $  9,640,246
Issuance of 3,589 shares of common stock              359           16,260             --                --              16,619
Dividends paid                                       --               --           (312,867)             --            (312,867)
Net earnings                                         --               --          4,071,729              --           4,071,729
Other comprehensive loss                             --               --               --             (66,098)          (66,098)
                                             ------------     ------------     ------------      ------------      ------------
Balance at December 31, 1998                      313,974        4,072,081        9,032,106           (68,532)       13,349,629
Net earnings                                         --               --            225,643              --             225,643
Other comprehensive income                           --               --               --              54,848            54,848
                                             ------------     ------------     ------------      ------------      ------------
Balance at December 31, 1999                      313,974        4,072,081        9,257,749           (13,684)       13,630,120
Net loss                                             --               --         (2,303,258)             --          (2,303,258)
Other comprehensive loss                             --               --               --             (19,285)          (19,285)
                                             ------------     ------------     ------------      ------------      ------------
Balance at December 31, 2000                 $    313,974     $  4,072,081     $  6,954,491      $    (32,969)     $ 11,307,577
                                             ============     ============     ============      ============      ============





   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                     TRANS-INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                            YEARS ENDED DECEMBER 31,
--------------------------------------------------------------------------------

                                                                                  2000              1999              1998
                                                                              ------------      -----------       -----------
OPERATING ACTIVITIES
    Net (loss) earnings                                                       $(2,303,258)      $   225,643       $ 4,071,729
    Adjustments to reconcile net (loss) earnings to net
       cash (used in) provided by operations:
          Depreciation of property, plant and equipment                         1,247,147         1,155,076           910,080
          Bad debt expense                                                        375,220           204,557           172,287
          Amortization of goodwill                                                166,389           144,652            52,129
          Loss (gain) on sale of property and equipment                              --               2,519           (47,716)
          Deferred income tax (benefit) expense                                   (55,000)         (425,000)           44,000
          Changes in operating assets and liabilities:
              Increase in accounts receivable                                    (811,568)       (1,954,868)         (277,347)
              Increase in inventories                                            (256,580)       (1,744,832)       (3,941,100)
              Increase in accounts payable                                      2,568,074         1,513,933           223,695
              (Decrease) increase in other                                     (1,063,151)          224,458           264,456
                                                                              -----------       -----------       -----------
                Net cash (used in) provided by operating activities              (132,727)         (653,862)        1,472,213
INVESTING ACTIVITIES
    Purchases of property, plant and equipment                                 (1,220,503)       (2,552,686)       (1,253,912)
    Proceeds from sale of property and equipment                                     --               1,500            56,389
    Acquisition of businesses, net of cash acquired                                  --          (1,604,704)         (286,200)
                                                                              -----------       -----------       -----------
                Net cash used in investing activities                          (1,220,503)       (4,155,890)       (1,483,723)

FINANCING ACTIVITIES
    Borrowings from long-term debt                                              2,765,318         1,185,424              --
    Repayments of long-term debt                                               (1,078,735)         (415,018)         (601,189)
    Net (repayments) proceeds from line of credit                                (160,267)        3,954,872         1,036,327
    Proceeds from sale of common stock                                               --                --              16,619
    Dividends paid                                                                   --                --            (312,867)
                                                                              -----------       -----------       -----------
                Net cash provided by financing activities                       1,526,316         4,725,278           138,890

Effect of foreign currency exchange rate changes                                  (19,285)           54,848           (66,098)
                                                                              -----------       -----------       -----------
Net increase (decrease) in cash                                                   153,801           (29,626)           61,282
Cash at beginning of year                                                         163,953           193,579           132,297
                                                                              -----------       -----------       -----------
Cash at end of year                                                           $   317,754       $   163,953       $   193,579
                                                                              ===========       ===========       ===========
SUPPLEMENTAL DISCLOSURES
    Interest paid                                                             $ 1,413,202       $   913,358       $   556,648
                                                                              ===========       ===========       ===========
    Income taxes paid                                                         $      --         $   350,000       $ 1,602,000
                                                                              ===========       ===========       ===========
    Fair value of assets acquired, including goodwill                                           $ 1,895,283       $   872,632
    Liabilities assumed                                                                            (290,579)         (586,432)
                                                                                                -----------       -----------
    Net cash paid                                                                               $ 1,604,704       $   286,200
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

                     TRANS-INDUSTRIES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 2000, 1999 AND 1998
--------------------------------------------------------------------------------



NOTE C - EARNINGS(LOSS) PER SHARE (CONTINUED)
                                                        EARNINGS             SHARES          PER SHARE
                                                       (NUMERATOR)        (DENOMINATOR)       AMOUNT
                                                       -----------        ------------       ---------

Year ended December 31, 1998
    Basic earnings per share
       Earnings available to common
          stockholders                                  $4,071,729           3,138,112         $1.30
       Effect of dilutive securities
          Stock options                                        -                46,614          (.02)
                                                        ----------           ---------         ------
    Diluted earnings per share
       Earnings available to stockholders
          plus assumed conversions                      $4,071,729           3,184,726         $1.28
                                                       ===========           =========         =====

NOTE D - INVENTORIES

The major components of inventories at December 31 are:

                                                                                2000              1999
                                                                            ------------      ------------

         Raw materials and purchased parts                                  $  6,984,323      $  4,993,075
         Work in process                                                       3,262,522         4,592,891
         Finished goods                                                        2,809,256         3,213,555
                                                                            ------------      ------------
                                                                             $13,056,101       $12,799,521
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


Long-term debt at December 31 consisted of the following:                          2000            1999
                                                                                ---------        ---------


Term note, payable in monthly installments of $40,725, including interest at the bank's prime lending rate (effective rate of 9.5% at December 31, 2000)
 with a balloon payment of $1,927,007 on October 1, 2004.
The note is secured by substantially all the assets of
the Company.                                                                    $2,884,198       $3,076,080

Term note payable in monthly installments $50,965
 beginning in May 2001.  Interest is payable monthly
at the bank's prime lending rate plus .5% (effective rate of 10% at
December 31, 2000).
 The note is due in November 2005 and is secured
by substantially all the assets of the Company.                                  2,752,120              -




                     TRANS-INDUSTRIES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 2000, 1999 AND 1998
--------------------------------------------------------------------------------



NOTE E - NOTE PAYABLE AND LONG-TERM DEBT (CONTINUED)

Term note payable in monthly installments of $16,667, including interest at the bank's prime lending rate minus .25%
(effective rate of 8.25% at December 31, 1999).  The note is secured by substantially all the assets of the Company.  The
note was paid in full during 2000.                                                    -            916,667

Other term notes payable                                                          439,943          396,931
                                                                               ----------       ----------
                                                                                6,076,261        4,389,678
Less current maturities                                                           813,025          466,044
                                                                                ---------       ----------
                                                                               $5,263,236       $3,923,634
                                                                               ==========       ==========

The aggregate maturities of long-term debt by year are as follows:

                           2001                                                $  813,025
                           2002                                                 1,013,187
                           2003                                                   901,594
                           2004                                                 2,745,083
                           2005                                                   603,372
                                                                                ---------
                                                                               $6,076,261
                                                                               ==========

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

NOTE F - LEASES

The Company leases facilities and equipment under operating leases with unexpired terms ranging from one to five years. Rent expense for all operating leases approximated $801,000, $561,000, and $419,000 for 2000, 1999 and 1998,
respectively. Future minimum rentals required under noncancelable lease agreements are as follows:

                           2001                                                $  313,000
                           2002                                                   294,000
                           2003                                                   294,000
                           2004                                                   196,000
                                                                                ---------
                                                                               $1,097,000
                                                                               ==========



                     TRANS-INDUSTRIES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 2000, 1999 AND 1998
--------------------------------------------------------------------------------



NOTE G - INCOME TAXES

The components of earnings (loss) before income taxes were as follows:

                                                                2000              1999             1998
                                                             ----------        ---------         ---------

Domestic                                                    $(1,037,394)      $1,435,405        $6,134,499
Foreign                                                      (1,570,864)        (817,762)          224,230
                                                             ----------        ---------         ---------
                                                            $(2,608,258)      $  617,643        $6,358,729
                                                            ===========       ==========        ==========

Income taxes have been charged to operations as follows:


                                                                 2000             1999             1998
                                                               --------         --------         ---------

Current                                                       $(250,000)       $ 817,000        $2,243,000
Deferred                                                        (55,000)        (425,000)           44,000
                                                              ---------        ---------        ----------
              Total income tax (benefit) expense              $(305,000)       $ 392,000        $2,287,000
                                                              =========        =========       ===========

A reconciliation of actual income tax expense to the expected amounts computed by applying the effective U.S. federal income tax rate of 34 percent to earnings or losses before income taxes is as follows:

                                                                 2000             1999             1998
                                                               --------         --------         ---------
Expected income tax (benefit) expense                         $(887,000)        $210,000        $2,162,000
Goodwill amortization not deductible
    for income tax purposes                                      57,000           49,000            18,000
Loss of foreign subsidiaries without
    tax effect                                                  534,000          145,000           113,000
Other items, net                                                 (9,000)         (12,000)           (6,000)
                                                              ---------         --------        ----------
              Actual income tax (benefit) expense             $(305,000)        $392,000        $2,287,000
                                                              =========         ========        ==========

The tax effects of temporary differences that give rise to significant deferred tax assets and liabilities at December 31, 2000 and 1999 are as follows:

                                                                                DEFERRED           DEFERRED
                                                                                  TAX                TAX
      YEAR ENDED DECEMBER 31, 2000                                               ASSETS          LIABILITIES
-------------------------------------                                          ---------         -----------

Property, plant and equipment, principally depreciation                      $       -           $ 342,000
Inventory valuation                                                              521,000                -
Accrued expenses, deductible when paid                                           437,000                -
Foreign tax loss carryforwards                                                 1,176,000                -
                                                                             -----------         ---------
                                                                               2,134,000           342,000
Less valuation allowance on deferred tax assets                               (1,176,000)               -
                                                                             -----------         ---------
                                                                             $   958,000         $ 342,000
                                                                             ===========         =========

                     TRANS-INDUSTRIES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 2000, 1999 AND 1998
--------------------------------------------------------------------------------



NOTE G - INCOME TAXES (CONTINUED)

                                                                               DEFERRED          DEFERRED
                                                                                 TAX               TAX
      YEAR ENDED DECEMBER 31, 1999                                              ASSETS          LIABILITIES
-------------------------------------                                         ---------         -----------


Property, plant and equipment, principally depreciation                      $       -           $ 385,000
Inventory valuation                                                             605,000                 -
Accrued expenses, deductible when paid                                          341,000                 -
Foreign tax loss carryforwards                                                  736,000                 -
                                                                             ----------          ---------
                                                                              1,682,000            385,000
Less valuation allowance on deferred tax assets                                (736,000)                -
                                                                             ----------          ---------
                                                                             $   946,000         $ 385,000
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



                                                              2000               1999             1998
                                                            ---------          ---------        ---------

Net (loss) earnings
     As reported                                            $(2,303,258)       $ 225,660        $4,071,729
     Pro forma                                              $(2,421,002)       $  82,018        $3,887,160

Basic (loss) earnings per share
     As reported                                            $      (.73)       $     .07        $     1.30
     Pro forma                                              $      (.77)       $     .03        $     1.24

Diluted (loss) earnings per share
     As reported                                            $      (.73)       $     .07        $     1.28
     Pro forma                                              $      (.77)       $     .03        $     1.22


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

                     TRANS-INDUSTRIES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 2000, 1999 AND 1998
--------------------------------------------------------------------------------


NOTE H - EMPLOYEE BENEFIT PLANS (CONTINUED)

A summary of the status of the Plan as of December 31, 2000, 1999 and 1998 and changes during the years then ended is as follows:


                                    2000                       1999                       1998
                       ---------------------------- -------------------------   ----------------------------
                                          WEIGHTED                   WEIGHTED                      WEIGHTED
                                          AVERAGE                    AVERAGE                       AVERAGE
                       STOCK              EXERCISE   STOCK           EXERCISE   STOCK             EXERCISE
                       OPTIONS     SAR'S   PRICE    OPTIONS   SAR'S   PRICE    OPTIONS   SAR'S      PRICE
                       -------     -----  --------  -------   -----   -------  -------   -----      -----
Outstanding at
  beginning of
  year                134,200     78,000  $ 7.18   124,200   75,000  $7.141    130,000  78,000    $  6.875
Granted                20,000     12,000    6.03    10,000    3,000   7.840      5,000   3,000      13.500
Exercised                 -          -      -          -        -       -       (2,400) (2,400)      6.875
Forfeited              (5,000)   (75,000)   6.94       -        -       -       (8,400) (3,600)      6.875

Outstanding at
  end of year         149,200     15,000  $ 7.08   134,200   78,000  $7.180    124,200  75,000    $  7.141
                      =======    =======  ======   =======   ======  ======    =======  ======    ========


                                            2000                      1999                      1998
                                      ---------------         ------------------      ---------------------
                                       STOCK                   STOCK                     STOCK
                                      OPTIONS      SAR'S      OPTIONS     SAR'S         OPTIONS    SAR'S
                                      -------     ------      -------     ------        -------   ------

Exercisable at year end                99,360      2,000        72,520    73,000       47,680     48,000

Weighted average fair value of
    grants during the year              $4.77      $2.94         $5.27     $3.22        $8.56      $8.56



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

NOTE L - SEGMENT AND GEOGRAPHIC INFORMATION

         The Company operates in one market segment, the mass transit industry.

Financial information summarized by geographic location is as follows:


                                    2000                        1999                             1998
                            -------------------       ----------------------        -------------------------
                                          LONG-                       LONG-                             LONG-
                                          LIVED                       LIVED                             LIVED
                            REVENUES      ASSETS      REVENUES        ASSETS        REVENUES            ASSETS

United States            $36,188,459  $6,965,812     $32,336,319   $7,382,489      $26,208,932       $5,552,400
United Kingdom             1,849,351   1,963,121       1,609,910    1,786,385        3,425,315          740,088
Canada                     5,975,397       -           4,452,153        -            4,101,794             -
Other                        673,821       -           1,145,795        -            2,059,345             -
                         -----------  ----------     -----------   ----------      -----------       ----------
Total                    $44,687,028  $8,928,933     $39,544,177   $9,168,874      $35,795,386       $6,292,488
                         ===========  ==========     ===========   ==========      ===========      ===========


                     TRANS-INDUSTRIES, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                        DECEMBER 31, 2000, 1999 AND 1998
--------------------------------------------------------------------------------



NOTE M - UNAUDITED QUARTERLY RESULTS OF OPERATIONS



QUARTER ENDED                        DECEMBER 31,        SEPTEMBER 30,         JUNE 30,          MARCH 31,
                                        2000                 2000                2000              2000
                                   --------------     -----------------   --------------   ----------------

Net Sales                           $10,113,077         $10,296,543         $12,748,067         $11,529,341
Cost of sales                         8,815,307           8,590,131           9,310,468           8,504,035
                                    -----------         -----------         -----------         -----------
Gross Profit                          1,297,770           1,706,412           3,437,599           3,025,306
                                    ===========         ===========         ===========         ===========


Earnings applicable
To common stock                     $(1,525,980)        $(  817,803)        $   156,087         $  (115,562)
                                    ===========         ===========         ===========         ===========



Basic and diluted earnings(loss)
Per common share                    $     (0.49)        $     (0.26)        $      0.05         $     (0.03)
                                    ===========         ===========         ============        ===========





 QUARTER ENDED                        DECEMBER 31,      SEPTEMBER 30,          JUNE 30,           MARCH 31,
                                         1999               1999                 1999               1999
                                   ---------------    ----------------     --------------   ----------------

Net sales                            $11,417,162         $ 9,698,966         $ 9,517,217         $ 8,910,832
Cost of sales                          8,124,177           7,063,248           6,732,713           6,247,649
                                     -----------         -----------         -----------         -----------
Gross profit                           3,292,985           2,635,718           2,784,504           2,663,183
                                     ===========         ===========         ===========         ===========



Earnings applicable
To common stock                      $    54,026         $   137,851         $    12,067         $    21,699
                                     ===========         ===========         ===========         ===========


Basic and diluted earnings(loss)
Per common share                     $      0.02         $      0.04         $      -            $      0.01
                                     ===========         ===========         ===========         ===========


                            SUPPLEMENTAL INFORMATION

                     TRANS-INDUSTRIES, INC. AND SUBSIDIARIES

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                DECEMBER 31, 2000
--------------------------------------------------------------------------------



                                                         ALLOWANCE
                                                       FOR DOUBTFUL                                            ALLOWANCE
                                                         ACCOUNTS           BAD          WRITE-OFF OF        FOR DOUBTFUL
                                                         BEGINNING         DEBT          UNCOLLECTIBLE         ACCOUNTS
                                                         OF PERIOD        EXPENSE          ACCOUNTS          END OF PERIOD
                                                       ------------     ---------        -------------       -------------


Year ended December 31, 1998                              $213,000          $172,000        $ 160,000            $225,000

Year ended December 31, 1999                              $225,000          $205,000        $  67,000            $363,000

Year ended December 31, 2000                              $363,000          $375,000        $  82,000            $656,000


                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K


  (a) 1, 2. Consolidated Financial Statements for Trans-Industries, Inc. and Subsidiaries for years ended December 31, 2000, 1999, and 1998 are filed under Part II, Item 8.

         1. Exhibits:

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



                                         TRANS-INDUSTRIES, INC.






         Date:  12/3/01                  /s/     Dale S. Coenen
                ------------             --------------------------------------
                                         Dale S. Coenen
                                         Chairman of the Board of Directors
                                         and Chief Executive Office


              Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, which include the President, the Chief Financial Officer, the Assistant Treasurer, and a majority of the Board of Directors on behalf of the Registrant and in the capacities and on the dates indicated:


/s/     Dale S. Coenen                                                            President      12/3/01
-----------------------------------------------                                                  ----------------------------
(Dale S. Coenen)


/s/     Kai Kosanke                                                          Vice-President      12/3/01
-----------------------------------------------                 and Chief Financial Officer      ----------------------------
(Kai Kosanke)


/s/     Paul Clemo                                                      Assistant Treasurer      12/3/01
-----------------------------------------------                                                  ----------------------------
(Paul Clemo)


/s/     Jessie D. Swinea, Jr.                                                      Director      12/3/01
-----------------------------------------------                                                  ----------------------------
(Jessie D. Swinea, Jr.)


/s/     O.K. Dealey, Jr.                                                           Director      12/3/01
-----------------------------------------------                                                  ----------------------------
(O.K. Dealey, Jr.)



Exhibit 21.     List of Subsidiaries

                                                                 State or Other
Name and Address                                                  Jurisdiction
----------------                                                 --------------

        Transign, Inc.                                            Michigan
        3777 Airport Road
        Waterford, Michigan 48329

        The Lobb Company                                          Michigan
        (A Subsidiary of Transign, Inc.)
        3777-B Airport Road
        Waterford, Michigan 48329

        Transmatic, Inc.                                          Delaware
        6145 Delfield Ind. Park Drive
        Waterford, Michigan 48329

        Transmatic Europe, Ltd.                                   United Kingdom
        (A Subsidiary of Transmatic, Inc.)
        B 3 Hortonwood 10
        Telford, Shropshire
        TF1 4ES England

        TransGlass, Inc.
        ( a subsidiary of Transmatic, Inc. )                      Delaware
        15501 East First Street
        Irwindale, California  91706


        Vultron, Inc.                                             Delaware
        2600 Bond Street
        Rochester Hills, Michigan 48309

        Vultron International, Ltd.                               United Kingdom
        (A Subsidiary of Vultron, Inc.)
        City Park Industrial Estate
        Gelderd Road
        Leeds
        LS12 6DR England
