Form 10-K
period 2001-12-31
TRANS INDUSTRIES INC
filed 2002-03-28
CIK 99102

                                    FORM 10-K




                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

    For the fiscal year ended December 31, 2001 Commission File Number 0-4539

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

                     Common Stock, Par Value $.10 Per Share

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. YES X NO

        As of February 28, 2002, 3,139,737 shares of Common Stock were outstanding and the aggregate market value of the Common Stock held by non-affiliates of the registrant (based upon the last sale price on the NASDAQ National Market) was approximately $1,400,397.

DOCUMENTS INCORPORATED BY REFERENCE

        Information called for by Part III (Items 10, 11, 12, and 13) is incorporated by reference from the Registrant's definitive proxy statement in connection with its Annual Meeting of Shareholders to be held on May 15, 2002, which Proxy Statement will be filed pursuant to Regulation 14A.

                                     PART I

Item 1     Business.

Introduction

              Trans-Industries, Inc. (the "Company") was incorporated in Delaware in 1967 to acquire the business of Transign, Inc., a company founded in 1952 to manufacture mechanical bus signs. Initially, the Company produced mechanical signage for the mass transit market, but its current efforts are concentrated on electronic systems for the display of information, bus lighting products, and source extraction systems for the environmental market. These products are sold to virtually all aspects of the transportation industry and to a broad range of commercial and industrial markets. The Company has two major customers - Gillig Corporation and New Flyer Industries - which each accounted for over 10 percent of consolidated annual sales. Although Gillig Corp. and New Flyer Industries are highly valued customers, the Company does not consider itself dependent upon them for continued ongoing sales. Sales volume is significantly affected by state and municipal government spending for mass transit, highway systems, and airports. As of February 28, 2002, the Company's backlog was $14,094,628 compared with $16,780,628 and approximately $18,983,400 for the same dates in 2001 and 2000, respectively. Of the current backlog, it is anticipated that 90 percent will be completed within one year.


Operations

        A.    Industry Segment.

              By nature, all products supplied by Trans-Industries and its subsidiary Companies are designed to provide comfort, convenience and safety to passengers and properties in the mass transit market. The signage is used as a means of communication with vehicle passengers. The signs provide a system to send messages to vehicle operators and passengers alike, whether the message is of alternate routes in heavy traffic or to warn of an impending hazard. The interior bus lighting systems not only provide comfort but illuminates the vehicles interior which in effect improves passenger safety. The "source extraction system" is provided to transportation groups who use the system to clean their vehicles. This system provides a convenient method of maintaining a cleaner, healthier, and more comfortable atmosphere for the passengers. The production process for all but a small percentage of production is assembly work. The "source extraction system" is strictly an assembly operation.


The customer base for most of Trans-Industries products include:

        1.    State department of transportation groups;

        2.    Bus builders; and

        3.    City and local government.


        B.    Foreign and Domestic Operations and Export Sales.

              Through a subsidiary, the Company operates a manufacturing, assembly, sales, and service facility in the United Kingdom. This operation sells products purchased from the affiliated domestic companies, as well as products manufactured in the United Kingdom, to customers in Europe, Australia, and Asia. Additional foreign sales are made on an export basis from domestic offices as well as through certain agents abroad. Summarized financial information about foreign operations and exports is in Note N to the Consolidated Financial Statements.


        C.    Research and Quality Control.

              The Company's principal research activities are conducted at its product development center in Rochester Hills, Michigan, where line maintenance and new product programs are carried out according to perceived market opportunities. Quality control, rather than being centralized, is a function performed at each manufacturing plant.

              Approximately $816,000, $966,000 and $1,140,000 was spent on research and development during the years-ended December 31, 2001, 2000 and 1999, respectively.


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


        E.    Raw Materials.

              The principal raw materials used by the Company include steel, aluminum, plastics, electronic components, and synthetic materials, all of which are presently available in adequate supply on the open market.


        F.    Employee Relations.

              The Company employs approximately 236 people, supplemented by temporary workers, with a minimum of these employees covered by a union contract that expires August 10, 2002. The Company considers its overall labor relations with employees to be good.

              The Company maintains profit sharing and 401-K plans for all of its full-time employees who are not part of a bargaining unit.

              In 1996, the Company adopted a stock option plan for officers, directors, and key employees of the Company and its subsidiaries. (See Note I to the financial statements)


        G.    Environmental Considerations.

              The Company believes it is in compliance with all state and federal regulations for environmental control and safety, and the related expenditures are generally not significant.


        H.    Directors and Officers of the Registrant.

              See Part III, Item 10 for certain information regarding officers and directors.


Item 2.    Properties.

              Domestic operations are conducted at seven principal facilities. Four are owned, of which two are located in Waterford, Michigan, one in Rochester Hills, Michigan and one in Bad Axe,

Michigan. Four locations are leased. One of the leased facilities is located in Rochester Hills, Michigan under a month to month lease agreement. Two leased facilities are in Wilmington, North Carolina. One facility is leased through January 2006 and the other is leased through June 2003.

              International operations are conducted in England at a leased facility located in Leeds. The lease agreement expires in December 2009.

              The plants, all of which are well maintained and in good operating condition, contain an aggregate of approximately 280,000 square feet of floor space. Generally, the plants have been operating on a five day a week basis with occasional overtime.


Item 3.    Legal Proceedings.

              The Company was the plaintiff in a patent infringement lawsuit filed in the Federal District Court for the Eastern District of Michigan, Southern Division. On April 9, 1998, the District Court awarded the Company $3,023,773 in damages and $1,119,588 in interest. On May 1, 1998, the defendant paid the damages awarded to the Company and appealed the interest award. On April 29, 1999, the Court Of Appeals, consisting of a three judge panel, ruled in favor of the defendant, thus allowing the interest calculation to be computed using an interest rate of approximately 1/2 the original calculation. Because the decision was not unanimous, the Company appealed this decision. In June of 1999, the court again ruled in favor of the defendant. In August of 1999, a final interest award of $719,153 ($599,294 net of legal fees) was paid to the Company, thereby bringing a conclusion to this suit.


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

                                     PART II


Item 5.    Market for Registrant's Common Equity and Related Stockholder
           Matters.

              The Common Stock is traded on the Over-the-Counter Market and is included in the National Association of Securities Dealers Automated Quotation System under the symbol TRNI. The following table sets forth the range of trade prices as reported by the National Securities Dealers Association, Inc. for the preceding two years:


                                  Trade Prices

                                      High                   Low
                                      ----                   ---

   2001
       First Quarter                  3.44                  1.13
       Second Quarter                 4.00                  2.00
       Third Quarter                  3.05                  1.26
       Fourth Quarter                 1.60                   .87


   2000
       First Quarter                  7.88                  5.00
       Second Quarter                 5.88                  4.25
       Third Quarter                  5.00                  2.88
       Fourth Quarter                 3.16                  1.25


These quotations reflect actual transactions without retail markup, markdown, or commission.


              As of December 31, 2001, there were 225 registered holders of the Common Stock of the Registrant.

Item 6.     Selected Financial Data.

        The following selected consolidated financial data relating to the Company and its subsidiaries has been taken from the consolidated financial statements. Such selected consolidated financial data should be read in conjunction with the consolidated financial statements of the Company.


OPERATIONS                                 2001              2000              1999             1998             1997
       Net Sales                      $ 36,135,578      $ 44,687,028      $ 39,544,177     $ 35,795,386     $ 35,382,461
       Cost of Sales                    28,013,444        35,219,941        28,167,787       22,296,059       22,824,939
       Interest Expense                  1,191,470         1,444,864           955,953          565,889          637,401
       Income Tax Exp. (benefit)        (1,944,000)         (305,000)          392,000        2,287,000        1,498,000
       Net Earnings (loss)              (3,079,378)       (2,303,258)          225,643        4,071,729        2,711,560

FINANCIAL CONDITION
       Current Assets                   22,478,496        25,834,537        24,664,953       20,793,971       16,081,326
       Current Liabilities              13,803,098        17,652,186        15,669,461        9,895,773        7,795,272
       Working Capital                   8,675,398         8,182,351         8,995,492       10,898,198        8,286,054
       Current Ratio                          1.63              1.46              1.57             2.10             2.06
       Net Property, Plant
           and Equipment                 4,738,521         7,292,013         7,318,657        5,731,698        5,012,911
       Long Term Debt                    4,044,584         5,263,236         3,923,634        3,175,917        3,561,838
       Stockholders' Equity             10,184,408        11,307,577        13,630,120       13,349,629        9,640,246
       Total Assets                     28,281,338        34,763,470        33,833,827       27,086,459       21,618,928
       Tangible Net Worth
       and Subordinated Debt             9,120,087         9,670,657        11,779,903       12,788,839        9,220,026

COMMON SHARE DATA
       Net Earnings (loss) (a)
           Basic                      $       (.98)     $       (.73)     $        .07     $       1.30     $        .86
           Diluted                    $       (.98)     $       (.73)     $        .07     $       1.28     $        .85
       Book Value (b)                 $       3.24      $       3.60      $       4.34     $       4.25     $       3.07
       Average Shares Outstanding
           Basic                         3,140,000         3,140,000         3,140,000        3,138,000        3,135,000
           Diluted                       3,140,000         3,140,000         3,140,000        3,185,000        3,214,000


(a) Based on weighted average number of common shares and equivalents outstanding.

(b) Based on shares outstanding at year end.

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

OPERATIONS

2001 compared with 2000

        Sales for 2001 were $36.1 million compared to $44.7 million for the previous year. This sales decrease of $8.6 million, or 19.1 percent, from 2000 sales levels, was attributable to the closing of two subsidiaries, Transmatic Europe and Transmatic Window Systems, and to a decline in sales of the Company's electronic information signs. Transmatic Europe produced transit lighting products for sale abroad as well as the vacuum forming of bus interior parts sold in the United States. Transmatic Window Systems fabricated bus window systems for use in transit buses and was located in California. During 2001, it became evident that neither company would achieve its profit targets. This, coupled with recent fiscal year losses at each company, prompted the decision to close both operations for the good of the company as a whole. The negative impact on sales for 2001 compared with 2000 was approximately $2.7 million. Inflationary impact on sales for 2001 and 2000 was minimal.

        For the first quarter of 2002, it is anticipated that sales will be down approximately 15 percent from the level achieved for the same period last year. However, the Company does expect to post modest profits on this reduced volume due, in large measure to the closing of unprofitable operations.

        The Company's pretax loss for 2001 amounted to $5,023,378 compared to a pretax loss of $2,608,258 for the 2000 fiscal year. Included in the pretax loss for 2001 is $2,116,000 of restructuring costs associated with the closing of two subsidiaries. These restructuring costs and lower sales volumes for 2001 are primarily responsible for the increased loss.

        Cost of sales for 2001 was $28,013,444 compared to $35,219,941 for the previous year. As a percentage of sales, this amounted to 77.5 percent in 2001 compared to 78.8 percent in 2000. This slight decrease of 1.3 percent was primarily attributable to product mix.

        Selling, general, and administrative expenses showed a decrease in 2001 to $9,915,491 from $10,775,130 in 2000. This decrease of $859,639 or 8.0 percent was primarily due to the closing of two subsidiaries and attendant employee reductions.

        Interest expense in 2001 decreased to $1,191,470 from $1,444,864 in 2000. The decrease of $253,394 reflects lower borrowings and lower interest rates for the 2001 year.


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

        For the first quarter of 2001, the Company's sales were slightly below the levels achieved for the same period last year. This decrease of 6.8 percent reflects lower sales of the Company's electronic sign and bus window systems.

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


LIQUIDITY AND CAPITAL RESOURCES

        As of year-end 2001, the Company had $8.7 million of working capital compared with $8.2 million at year-end 2000 and $9.0 million at year-end 1999. The increase in working capital of $.5 million in 2001 from 2000 was primarily due to the increase in refundable income taxes. The Company showed a net utilization of cash from operating activities of $1,065,000 for the year ended December 31, 2001. Net cash used by operations was primarily the result of operating losses for the year and a significant reduction in the Company's trade payables. The Company generated cash from investing activities of $678,000 which is the net of sales and purchases of property and equipment. $1,900,000 was generated from the issuance of preferred stock and the proceeds of which were primarily used to reduce bank debt resulting in a net generation of cash from financing activities for the current year of $175,000. The decrease of working capital in 2000 of $.8 million was primarily due to operating losses incurred in 2000.

        Anticipated increases in required working capital are expected to be met from the cash flow from operations and credit line borrowings. At December 31, 2001, there were no material commitments for capital expenditures for the ensuing year.

DIVIDENDS

              Typically, the Company does not pay cash dividends on its common stock. See Note F regarding dividends on preferred stock.


Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

              The Company's exposure to interest rate risk is limited to fluctuations in the banks prime lending rate which may increase or decrease the effective interest rate on the Company's revolving credit facility. The Company is exposed to the impact of foreign currency fluctuations. International revenues from the foreign subsidiaries were approximately 8% of total revenues for the twelve months ended December 31, 2001. The Company's primary foreign currency exposure is the British Pound. The Company manages its exposure to foreign currency denominated assets with liabilities in the same currency and, as such, certain exposures are naturally offset. The Company's foreign currency loss is immaterial and as such the exposure has been omitted. The bulk of the items purchased by the Company are electronic components not considered commodities, as such there is no real commodity price risk. The Company does not hold any derivative instruments or engage in any hedging activities. Therefore SFAS 133 is not applicable.


Item 8.    Financial Statements.

              The following pages contain the Consolidated Balance Sheets as of December 31, 2001 and 2000 and the related Consolidated Statements of Operations, Stockholders' Equity and Cash Flows for each of the years in the three year period ended December 31, 2001, including the report of the Company's independent certified public accountants.

                 CONSOLIDATED FINANCIAL STATEMENTS AND REPORT OF
                    INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

                     TRANS-INDUSTRIES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 2001, 2000 AND 1999

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

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



Board of Directors
Trans-Industries, Inc.

We have audited the accompanying consolidated balance sheets of Trans-Industries, Inc. (a Delaware corporation) and Subsidiaries as of December 31, 2001 and 2000 and the related consolidated statements of operations, comprehensive (loss) income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Trans-Industries, Inc. and Subsidiaries as of December 31, 2001 and 2000, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.




/s/   GRANT THORNTON, LLP
Detroit, Michigan
February 15, 2002

                     TRANS-INDUSTRIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                  DECEMBER 31,

-------------------------------------------------------------------------------

                           ASSETS                              2001               2000
                                                            -----------        -----------
CURRENT ASSETS
    Cash                                                    $   161,782        $   317,754
    Accounts receivable, less allowance for doubtful
       accounts of $481,000 in 2001 and $656,000
       in 2000                                                8,856,017         10,925,535
    Inventories                                              11,306,388         13,056,101
    Refundable income taxes                                     764,606            251,964
    Deferred income taxes                                       997,000            856,000
    Prepaid expenses and other current assets                   392,703            427,183
                                                            -----------        -----------
              Total Current Assets                           22,478,496         25,834,537


PROPERTY, PLANT AND EQUIPMENT - AT COST
    Land                                                        306,881            306,881
    Land improvements                                           126,660            126,660
    Buildings                                                 6,019,461          6,165,056
    Machinery and equipment                                  10,441,646         12,689,567
                                                            -----------        -----------
                                                             16,894,648         19,288,164
    Less accumulated depreciation and amortization           12,156,127         11,996,151
                                                            -----------        -----------
              Net property, plant and equipment               4,738,521          7,292,013

Goodwill, less accumulated amortization of
    $74,999 in 2001 and $1,521,917 in 2000                      150,369          1,487,985
Deferred income taxes                                           824,000                 --
Other assets                                                     89,952            148,935
                                                            -----------        -----------
                                                            $28,281,338        $34,763,470
                                                            ===========        ===========



   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.



            LIABILITIES AND STOCKHOLDERS' EQUITY                         2001                2000
                                                                    ------------        ------------
CURRENT LIABILITIES
    Note payable to bank                                            $  7,669,746        $  8,439,749
    Current maturities of long-term debt                               1,077,112             813,025
    Accounts payable                                                   3,526,513           6,935,197
    Accrued liabilities                                                1,529,727           1,464,215
                                                                    ------------        ------------
              Total Current Liabilities                               13,803,098          17,652,186

LONG-TERM DEBT, EXCLUDING CURRENT MATURITIES                           4,044,584           5,263,236


DEFERRED INCOME TAXES                                                         --             240,000


OTHER LIABILITIES                                                        249,248             300,471

COMMITMENTS AND CONTINGENCIES (NOTE G)                                        --                  --

STOCKHOLDERS' EQUITY
    Preferred stock of $1 par value per share, authorized
       500,000 shares; 19,000 issued and outstanding in 2001              19,000                  --
    Common stock of $0.10 par value per share, authorized
       10,000,000 shares; 3,139,737 issued and outstanding               313,974             313,974
    Additional paid-in capital                                         5,953,081           4,072,081
    Retained earnings                                                  3,875,113           6,954,491
    Accumulated other comprehensive (income) loss                         23,240             (32,969)
                                                                    ------------        ------------
              TOTAL STOCKHOLDERS' EQUITY                              10,184,408          11,307,577
                                                                    ------------        ------------
                                                                    $ 28,281,338        $ 34,763,470
                                                                    ============        ============

                     TRANS-INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                            YEARS ENDED DECEMBER 31,


--------------------------------------------------------------------------------

                                                             2001                 2000                 1999
                                                         ------------         ------------         ------------
Net sales                                                $ 36,135,578         $ 44,687,028         $ 39,544,177

Cost of goods sold                                         28,013,444           35,219,941           28,167,787
                                                         ------------         ------------         ------------
              Gross profit                                  8,122,134            9,467,087           11,376,390

Selling, general and administrative expenses                9,915,491           10,775,130           10,636,155
Restructuring costs                                         2,116,153                   --                   --
                                                         ------------         ------------         ------------
              Operating (loss) earnings                    (3,909,510)          (1,308,043)             740,235

Other expense (income), net
    Interest expense                                        1,191,470            1,444,864              955,953
    Patent litigation award                                        --                   --             (599,294)
    Other                                                     (77,602)            (144,649)            (234,067)
                                                         ------------         ------------         ------------
                                                            1,113,868            1,300,215              122,592
                                                         ------------         ------------         ------------
              (Loss) earnings before income taxes          (5,023,378)          (2,608,258)             617,643

Income tax (benefit) expense                               (1,944,000)            (305,000)             392,000
                                                         ------------         ------------         ------------
              Net (loss) earnings                        $ (3,079,378)        $ (2,303,258)        $    225,643
                                                         ============         ============         ============

(Loss) earnings per share:
    Basic                                                $       (.98)        $       (.73)        $        .07
                                                         ============         ============         ============
    Diluted                                              $       (.98)        $       (.73)        $        .07
                                                         ============         ============         ============



   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                     TRANS-INDUSTRIES, INC. AND SUBSIDIARIES

             CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

                            YEARS ENDED DECEMBER 31,

                                              2001                2000                1999
                                          -----------         -----------         -----------
Net (loss) earnings                       $(3,079,378)        $(2,303,258)        $   225,643

Other comprehensive income (loss)
    Equity adjustment from foreign
       currency translation                    56,209             (19,285)             54,848
                                          -----------         -----------         -----------
Comprehensive (loss) income               $(3,023,169)        $(2,322,543)        $   280,491
                                          ===========         ===========         ===========







   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                     TRANS-INDUSTRIES, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

-------------------------------------------------------------------------------


                                                                                        ACCUMULATED
                                                          ADDITIONAL                       OTHER
                                PREFERRED     COMMON       PAID-IN         RETAINED    COMPREHENSIVE
                                  STOCK       STOCK        CAPITAL         EARNINGS     INCOME (LOSS)       TOTAL
                                 -------     --------     ----------     -----------      --------      ------------
Balance at January 1, 1999       $    --     $313,974     $4,072,081     $ 9,032,106      $(68,532)     $ 13,349,629
Net earnings                          --           --             --         225,643            --           225,643
Other comprehensive income            --           --             --              --        54,848            54,848
                                 -------     --------     ----------     -----------      --------      ------------
Balance at December 31, 1999          --      313,974      4,072,081       9,257,749       (13,684)       13,630,120
Net loss                              --           --             --      (2,303,258)           --        (2,303,258)
Other comprehensive loss              --           --             --              --       (19,285)          (19,285)
                                 -------     --------     ----------     -----------      --------      ------------
Balance at December 31, 2000          --      313,974      4,072,081       6,954,491       (32,969)       11,307,577
Issuance of 19,000 shares of
     preferred stock              19,000           --      1,881,000              --            --         1,900,000
Net loss                              --           --             --      (3,079,378)           --        (3,079,378)
Other comprehensive income            --           --             --              --        56,209            56,209
                                 -------     --------     ----------     -----------      --------      ------------
Balance at December 31, 2001     $19,000     $313,974     $5,953,081     $ 3,875,113      $ 23,240      $ 10,184,408
                                 =======     ========     ==========     ===========      ========      ============


   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                     TRANS-INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                            YEARS ENDED DECEMBER 31,

-------------------------------------------------------------------------------

                                                                           2001            2000            1999
                                                                       -----------     -----------     -----------
OPERATING ACTIVITIES
    Net (loss) earnings                                                $(3,079,378)    $(2,303,258)    $   225,643
    Adjustments to reconcile net (loss) earnings to net
       cash (used in) operations:
          Depreciation of property, plant and equipment                  1,055,681       1,247,147       1,155,076
          Bad debt expense                                                 397,598         375,220         204,557
          Amortization and write-off of goodwill                         1,337,616         166,389         144,652
          Loss on sale of property and equipment                           820,238              --           2,519
          Deferred income tax benefit                                   (1,205,000)        (55,000)       (425,000)
          Changes in operating assets and liabilities:
              Decrease (increase) in accounts receivable                 1,671,920        (811,568)     (1,954,868)
              Decrease (increase) in inventories                         1,749,713        (256,580)     (1,744,832)
              (Decrease) increase in accounts payable                   (3,408,684)      2,568,074       1,513,933
              (Decrease) increase in other                                (404,890)     (1,063,151)        224,458
                                                                       -----------     -----------     -----------
                Net cash used in operating activities                   (1,065,186)       (132,727)       (653,862)

INVESTING ACTIVITIES
    Purchases of property, plant and equipment                            (444,785)     (1,220,503)     (2,552,686)
    Proceeds from sale of property and equipment                         1,122,358              --           1,500
    Acquisition of businesses, net of cash acquired                             --              --      (1,604,704)
                                                                       -----------     -----------     -----------
                Net cash provided by (used in) investing activities        677,573      (1,220,503)     (4,155,890)

FINANCING ACTIVITIES
    Borrowings from long-term debt                                              --       2,765,318       1,185,424
    Repayments of long-term debt                                          (954,565)     (1,078,735)       (415,018)
    Net (repayments) borrowings from note payable to bank                 (770,003)       (160,267)      3,954,872
    Proceeds from issuance of preferred stock                            1,900,000              --              --
                                                                       -----------     -----------     -----------
                Net cash provided by financing activities                  175,432       1,526,316       4,725,278

Effect of foreign currency exchange rate changes                            56,209         (19,285)         54,848
                                                                       -----------     -----------     -----------
Net (decrease) increase in cash                                           (155,972)        153,801         (29,626)
Cash at beginning of year                                                  317,754         163,953         193,579
                                                                       -----------     -----------     -----------
Cash at end of year                                                    $   161,782     $   317,754     $   163,953
                                                                       ===========     ===========     ===========
SUPPLEMENTAL DISCLOSURES
    Interest paid                                                      $ 1,160,956     $ 1,413,202     $   913,358
                                                                       ===========     ===========     ===========
    Income taxes paid                                                  $        --     $        --     $   350,000
                                                                       ===========     ===========     ===========
    Fair value of assets acquired, including goodwill                                                  $ 1,895,283
    Liabilities assumed                                                                                   (290,579)
                                                                                                       -----------
    Net cash paid                                                                                      $ 1,604,704
                                                                                                       ===========

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                     TRANS-INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2001, 2000 AND 1999

-------------------------------------------------------------------------------


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

REVENUE RECOGNITION

Revenue from product sales is recorded when delivery has occurred or title has passed and collectibility is reasonably assured.

Under arrangements containing multiple elements, revenue is allocated to each element based upon its relative fair value. Revenue from each element is recognized when delivery occurs or title has passed and collectibility is reasonably assured.

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

STOCK BASED COMPENSATION

The Company adheres to the guidance of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS 123"), which permits entities to recognize as compensation expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternately, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide for pro forma net income (loss) and pro forma earnings (loss) per share disclosures for employee stock option grants as if the fair value-based method defined in SFAS No. 123 had been applied. The Company has elected to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.

                     TRANS-INDUSTRIES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 2001, 2000 AND 1999

-------------------------------------------------------------------------------



NOTE B - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)


FOREIGN CURRENCY TRANSLATION

Assets and liabilities of foreign subsidiaries are translated principally at year-end exchange rates. Income and expense accounts are converted using the average exchange rate prevailing throughout the period. The gains and losses resulting from the translation of these accounts are reported as a separate component of stockholders' equity.


RESEARCH AND DEVELOPMENT

Research and development costs are expensed as incurred. Research and development costs approximated $816,000, $966,000 and $1,140,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

INCOME TAXES

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and the effects of operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

SELF INSURANCE

The Company maintains a Voluntary Employee Benefit Trust (the Trust), to cover all or a portion of certain medical and dental expenses to eligible participants. Participants are required to contribute a portion of their compensation to the Trust. The Trust has insurance to cover catastrophic claims. The Trust accrues for known claims plus an estimate of claims incurred but not reported. The Company contributes to the Trust amounts sufficient to fund any shortfall in Trust assets. Contributions are recorded as a component of selling, general and administrative expenses.

NOTE C - EARNINGS (LOSS) PER SHARE

For all years presented, all options outstanding have been excluded from the computation of diluted earnings per share as the effect would be antidilutive. The weighted average common shares outstanding for 1999, 2000 and 2001 were 3,139,737.

                     TRANS-INDUSTRIES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 2001, 2000 AND 1999

-------------------------------------------------------------------------------

NOTE D - INVENTORIES

The major components of inventories at December 31 are:

                                           2001             2000
                                       -----------      -----------
Raw materials and purchased parts      $ 5,283,603      $ 6,984,323
Work in process                          4,444,531        3,262,522
Finished goods                           1,578,254        2,809,256
                                       -----------      -----------
                                       $11,306,388      $13,056,101
                                       ===========      ===========

NOTE E - NOTE PAYABLE AND LONG-TERM DEBT

The Company has a secured line of credit facility with a bank. The facility allows the Company to borrow up to $13,000,000. The facility bears interest at the bank's prime lending rate plus 1.75% (effective rate of 6.5% at December 31, 2001). Interest is payable monthly.

The line of credit agreement requires the Company to meet two covenants: A fixed charge ratio, and a Tangible Net Worth test. At December 31, 2001 the Company was required to exhibit a Fixed Charge Ratio of 1.00 and a Tangible Net Worth of $8,800,000. At December 31, 2001 the Company met both covenants. The agreement also restricts the payment of dividends, repurchase of common stock, and acquisition of property and equipment.

Long-term debt at December 31 consisted of the following:

                                                                                         2001            2000
                                                                                      ----------      ----------
Term note, payable in monthly installments of $40,725, including interest at the bank's prime lending rate plus 1.75% (effective rate of 6.5% at December 31,
2001) with a balloon payment of $2,186,508 on May 1, 2003. The note is secured by substantially all the assets of
the Company                                                                           $2,601,519      $2,884,198

Term note payable in monthly installments $50,965 plus interest at the bank's prime lending rate plus 1.75% (effective rate of 6.5% at December 31, 2001) with a balloon payment of $917,374 on May 1, 2003. The note is secured by substantially all the assets of the
Company                                                                                2,344,398       2,752,120

Other notes payable                                                                      175,779         439,943
                                                                                      ----------      ----------
                                                                                       5,121,696       6,076,261
Less current maturities                                                                1,077,112         813,025
                                                                                      ----------      ----------
                                                                                      $4,044,584      $5,263,236
                                                                                      ==========      ==========

The aggregate maturities of long-term debt by year are as follows:

2002            $1,077,112
2003             3,993,716
2004                11,720
2005                12,443
2006                13,211
2007                13,494
                ----------
                $5,121,696
                ==========

                     TRANS-INDUSTRIES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 2001, 2000 AND 1999

-------------------------------------------------------------------------------


NOTE F - PREFERRED STOCK

During June 2001, the Company issued 19,000 shares of 8.25% cumulative preferred stock with a par value of $1 to the Trans-Industries, Inc. Employees 401(k) and Profit Sharing Plan for $1,900,000. Dividends in arrears at December 31, 2001 are $78,375.

NOTE G - LEASES

The Company leases facilities and equipment under operating leases with terms ranging from a month to month basis to five years. Rent expense for all operating leases approximated $803,000, $801,000, and $561,000 for 2001, 2000 and 1999, respectively. Future minimum rentals required under noncancelable lease agreements are immaterial.

NOTE H - INCOME TAXES

The components of (loss) earnings before income taxes were as follows:

                          2001                2000                1999
                       -----------         -----------         -----------
Domestic               $(3,811,605)        $(1,037,394)        $ 1,435,405
Foreign                 (1,211,773)         (1,570,864)           (817,762)
                       -----------         -----------         -----------
                       $(5,023,378)        $(2,608,258)        $   617,643
                       ===========         ===========         ===========

Income taxes have been charged to operations as follows:

                                                2001              2000              1999
                                            -----------         ---------         ---------
Current                                     $  (738,583)        $(250,000)        $ 817,000
Deferred                                     (1,205,000)          (55,000)         (425,000)
                                            -----------         ---------         ---------
  Total income tax (benefit) expense        $(1,943,583)        $(305,000)        $ 392,000
                                            ===========         =========         =========


A reconciliation of actual income tax expense to the expected amounts computed by applying the effective U.S. federal income tax rate of 34 percent to earnings or losses before income taxes is as follows:

                                                             2001              2000              1999
                                                         -----------         ---------         ---------
Expected income tax (benefit) expense                    $(1,708,000)        $(887,000)        $ 210,000
Amortization and write-off of goodwill
    not deductible for income tax purposes                   455,000            57,000            49,000
Losses of foreign subsidiaries without tax effect            412,000           534,000           145,000
Loss on disposal of subsidiaries                          (1,334,000)               --                --
Increase in valuation allowance                              386,000                --                --
Income tax credits                                          (238,000)               --                --
Other items, net                                              83,000            (9,000)          (12,000)
                                                         -----------         ---------         ---------
              Actual income tax (benefit) expense        $(1,944,000)        $(305,000)        $ 392,000
                                                         ===========         =========         =========

                     TRANS-INDUSTRIES, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                        DECEMBER 31, 2001, 2000 AND 1999

-------------------------------------------------------------------------------


NOTE H - INCOME TAXES (CONTINUED)

The tax effects of temporary differences that give rise to significant deferred tax assets and liabilities at December 31, 2001 and 2000 are as follows:

                                                                 DEFERRED          DEFERRED
                                                                   TAX               TAX
    YEAR ENDED DECEMBER 31, 2001                                  ASSETS         LIABILITIES
-------------------------------------                          -----------       -----------
Property, plant and equipment, principally depreciation        $        --         $336,000
Inventory valuation                                                692,000               --
Accrued expenses, deductible when paid                             392,000               --
US net operating loss carryforwards                              1,309,000               --
Foreign tax loss carryforwards                                   1,176,000               --
US tax credit carryforwards                                        150,000
                                                               -----------         --------
                                                                 3,719,000          336,000
Less valuation allowance on deferred tax assets                 (1,562,000)              --
                                                               -----------         --------
                                                               $ 2,157,000         $336,000
                                                               ===========         ========

                                                                DEFERRED          DEFERRED
                                                                   TAX               TAX
      YEAR ENDED DECEMBER 31, 2000                               ASSETS          LIABILITIES
-------------------------------------                          -----------       -----------
Property, plant and equipment, principally depreciation       $        --        $   342,000
Inventory valuation                                               521,000                 --
Accrued expenses, deductible when paid                            437,000                 --
Foreign tax loss carryforwards                                  1,176,000                 --
                                                              -----------        -----------
                                                                2,134,000            342,000
Less valuation allowance on deferred tax assets                (1,176,000)                --
                                                              -----------        -----------
                                                              $   958,000        $   342,000
                                                              ===========        ===========



The Company has US and foreign tax net operating loss carryforwards of approximately $7,271,000 at December 31, 2001. The net operating loss carryforwards expire at various dates through 2021. A valuation allowance of $1,562,000 has been recognized to reduce the deferred tax assets principally due to the uncertainty of realizing the benefit of the tax loss carryforward. The valuation allowance increased by $386,000 in 2001.

NOTE I - EMPLOYEE BENEFIT PLANS

The Company has a Voluntary Employee Benefit Trust (the Trust) designed to provide for the payment or reimbursement of all or a portion of certain medical and dental expenses to eligible participants. Eligible participants include active full-time employees of the Company and their dependents. Eligible terminated and retired employees may continue to participate in the Trust, on a contributory basis, for up to 18 months subsequent to the date of termination or retirement. The provision for Company contributions to the Trust approximated $657,000, $545,000 and $467,000 for the years ended December 31, 2001, 2000 and
1999, respectively.

The Company has a deferred compensation plan for all employees who are not part of a bargaining unit. Company contributions are voluntary and are established as a percentage of each participant's base salary. Company contributions to the deferred compensation plan were approximately $45,000, $45,000 and $290,000 for 2001, 2000 and 1999, respectively.

In 1996, shareholders approved the adoption of the 1996 Stock Option Plan (the
Plan) for the officers, directors, and key employees of the Company.

                     TRANS-INDUSTRIES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 2001, 2000 AND 1999

-------------------------------------------------------------------------------


NOTE I - EMPLOYEE BENEFIT PLANS (CONTINUED)

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

                                            2001                2000                1999
                                       -------------       -------------       -------------
Net (loss) earnings
     As reported                       $  (3,079,378)      $  (2,303,258)      $     225,643
     Pro forma                         $  (3,154,998)      $  (2,421,002)      $      82,018

Basic (loss) earnings per share
     As reported                       $        (.98)      $        (.73)      $         .07
     Pro forma                         $       (1.00)      $        (.77)      $         .03

Diluted (loss) earnings per share
     As reported                       $        (.98)      $        (.73)      $         .07
     Pro forma                         $       (1.00)      $        (.77)      $         .03

The fair value of each option grant is estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted average assumptions for the options and SAR's granted in 2001, 2000 and 1999, respectively: risk-free interest rates of 5.4%, 6.7% and 5.7%; expected volatility of 71.42%, 61.41% and 46.71%; expected lives of 10 years for options and four years for SAR's for all years; and no dividend yield for all years.

                     TRANS-INDUSTRIES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 2001, 2000 AND 1999


-------------------------------------------------------------------------------

NOTE I - EMPLOYEE BENEFIT PLANS (CONTINUED)

A summary of the status of the Plan as of December 31, 2001, 2000 and 1999 and changes during the years then ended is as follows:

                                    2001                           2000                          1999
                       -----------------------------   ----------------------------  -----------------------------
                                            WEIGHTED                       WEIGHTED                       WEIGHTED
                                            AVERAGE                        AVERAGE                        AVERAGE
                        STOCK               EXERCISE    STOCK              EXERCISE    STOCK              EXERCISE
                       OPTIONS    SAR'S      PRICE     OPTIONS     SAR'S    PRICE     OPTIONS    SAR'S      PRICE
                       -------   -------    --------  --------   -------  --------   --------   -------   --------
Outstanding at
  beginning of year    149,200    15,000     $ 7.08    134,200     78,000    $ 7.18   124,200   75,000     $7.141
Granted                 15,000     9,000       2.66     20,000     12,000      6.03    10,000    3,000      7.840
Forfeited              (12,200)       --       6.88     (5,000)   (75,000)     6.94        --       --         --
                      --------    ------     ------   --------    -------    ------   -------   ------     ------
Outstanding at
  end of year          152,000    24,000     $ 6.49    149,200     15,000    $ 7.08   134,200   78,000     $ 7.18
                      ========    ======     ======   ========    =======    ======   =======   ======     ======

                                             2001                     2000                     1999
                                    --------------------      -------------------      --------------------
                                     STOCK                     STOCK                    STOCK
                                    OPTIONS       SAR'S       OPTIONS      SAR'S       OPTIONS       SAR'S
                                    --------      ------      -------      ------      -------      -------
Exercisable at year end              116,000       6,960       99,360       2,000       72,520       73,000

Weighted average fair value of
    grants during the year          $   2.17      $ 1.47      $  4.77      $ 2.94      $  5.27      $  3.22

The options have a ten year life with twenty percent vesting in each of the first five years. The SAR's are for a four year duration with one-third vesting in each of the first three years. Holders of SAR's will upon exercise, receive in cash or other property at the sole discretion of the option committee, the difference between the base price and the market price of the Company's stock on the date of exercise. Since the SAR's were issued in tandem with stock options, upon exercise of an SAR the holder must surrender an equivalent number of stock options.

NOTE J - BUSINESS ACQUISITIONS

On February 8, 1999, the Company acquired all the outstanding common stock of Plastech Transparencies, Inc. (Plastech), in exchange for $1,604,741. Plastech changed its name to Transmatic Windows Systems, Inc. (TWS) and was an early stage manufacturer of custom designed windows for the transportation industry. Goodwill of $1,447,000 was recorded in connection with this acquisition, which has been accounted for under the purchase method of accounting and accordingly the accompanying consolidated financial statements include Plastech's results from the date of acquisition. Plastech's operating results prior to the acquisition were not significant, accordingly, no pro forma information is presented. During 2001, the Company decided to cease operations at TWS (See Note
K).

                     TRANS-INDUSTRIES, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                        DECEMBER 31, 2001, 2000 AND 1999

-------------------------------------------------------------------------------


NOTE K - RESTRUCTURING CHARGES

During the year ended December 31, 2001, the Company commenced and completed a restructuring plan which resulted in the consolidation of its operations in England and the ceasing of the operations of Transmatic Window Systems, Inc.
(TWS), its bus window manufacturer. In connection with the restructuring, the Company recorded restructuring costs as follows:

Write-off of TWS Goodwill                       $1,198,129
Loss on disposal of property and equipment         810,956
Severance and other costs                          107,068
                                                ----------
                                                $2,116,153
                                                ==========

NOTE L - SIGNIFICANT CUSTOMERS

During 2001, the Company had two major customers which accounted for ten percent or more of consolidated net sales. Sales to these customers were $5,414,000 and $4,871,000,respectively.

During 2000 and 1999 the Company had one major customer which accounted for ten percent or more of consolidated net sales in 2000 and 1999. Sales to this customer amounted to $4,891,000 and $4,362,000 in 2000 and 1999, respectively.

NOTE M - PATENT LITIGATION

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

NOTE N - SEGMENT AND GEOGRAPHIC INFORMATION

The Company operates in one market segment, the transportation industry.

Financial information summarized by geographic location is as follows:

                              2001                          2000                           1999
                    -------------------------     --------------------------     --------------------------
                                     LONG-                          LONG-                          LONG-
                                     LIVED                          LIVED                          LIVED
                    REVENUES         ASSETS        REVENUES         ASSETS        REVENUES         ASSETS
                   -----------     ----------     -----------     ----------     -----------     ----------
United States      $25,518,733     $5,584,995     $36,188,459     $6,965,812     $32,336,319     $7,382,489
United Kingdom       2,634,450        217,847       1,849,351      1,963,121       1,609,910      1,786,385
Canada               7,701,805             --       5,975,397             --       4,452,153             --
Other                  280,590             --         673,821             --       1,145,795             --
                   -----------     ----------     -----------     ----------     -----------     ----------
Total              $36,135,578     $5,802,842     $44,687,028     $8,928,933     $39,544,177     $9,168,874
                   ===========     ==========     ===========     ==========     ===========     ==========

                     TRANS-INDUSTRIES, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                        DECEMBER 31, 2001, 2000 AND 1999

-------------------------------------------------------------------------------


NOTE O - UNAUDITED QUARTERLY RESULTS OF OPERATIONS

                                             DECEMBER 31,      SEPTEMBER 30,      JUNE 30,         MARCH 31,
    QUARTER ENDED                                2001              2001             2001             2001
-----------------------                      ------------       ------------     -----------       ------------
Net sales                                    $ 8,764,699       $ 8,317,115       $ 8,306,103       $ 10,747,661
Cost of sales                                  7,139,228         6,293,859         6,690,831          7,889,526
                                             -----------       -----------       -----------       ------------
Gross profit                                 $ 1,625,471       $ 2,023,256       $ 1,615,272       $  2,858,135
                                             ===========       ===========       ===========       ============
Loss applicable to common stock              $  (964,109)      $  (538,478)      $(1,512,235)      $    (64,556)
                                             ===========       ===========       ===========       ============
Basic and diluted loss per common share      $      (.31)      $      (.17)      $      (.48)      $       (.02)
                                             ===========       ===========       ===========       ============
                                              DECEMBER 31,      SEPTEMBER 30,       JUNE 30,          MARCH 31,
     QUARTER ENDED                               2000               2000              2000              2000
-----------------------                      ------------       ------------       -----------      ------------
Net sales                                    $ 10,113,077       $ 10,296,543       $12,748,067      $ 11,529,341
Cost of sales                                   8,815,307          8,590,131         9,310,468         8,504,035
                                             ------------       ------------       -----------      ------------
Gross profit                                 $  1,297,770       $  1,706,412       $ 3,437,599      $  3,025,306
                                             ============       ============       ===========      ============
Earnings (loss) applicable to
    common stock                             $ (1,525,980)      $   (817,803)      $   156,087      $   (115,562)
                                             ============       ============       ===========      ============
Basic and diluted earnings
    (loss) per common share                  $      (0.49)      $      (0.26)      $      0.05      $      (0.03)
                                             ============       ============       ===========      ============

                     TRANS-INDUSTRIES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 2001, 2000 AND 1999

-------------------------------------------------------------------------------

NOTE P - RECENT ACCOUNTING PRONOUNCEMENTS

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

- intangible assets acquired in a business combination must be recorded separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold, transferred, licensed, rented or exchanged, either individually or as part of a related contract, asset or liability.

- goodwill, as well as intangible assets with identifiable lives, acquired after June 30, 2001, will not be amortized. Effective January 1, 2002, all previously recognized goodwill and intangible assets with indefinite lives will no longer be subject to amortization.

- effective January 1, 2002, goodwill and intangible assets with indefinite lives will be tested for impairment annually and whenever there is an impairment indicator.

- all acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting.



The Company's management does not believe that these Statements will have a material impact on the Company's financial position or results of operations.

                            SUPPLEMENTAL INFORMATION

                     TRANS-INDUSTRIES, INC. AND SUBSIDIARIES

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                        DECEMBER 31, 2001, 2000, AND 1999
-------------------------------------------------------------------------------


                                      ALLOWANCE
                                    FOR DOUBTFUL                                           ALLOWANCE
                                      ACCOUNTS            BAD         WRITE-OFF OF        FOR DOUBTFUL
                                      BEGINNING           DEBT        UNCOLLECTIBLE         ACCOUNTS
                                      OF PERIOD         EXPENSE          ACCOUNTS         END OF PERIOD
                                    -------------      ---------      -------------       -------------
Year ended December 31, 1999          $225,000          $205,000        $  67,000            $363,000

Year ended December 31, 2000          $363,000          $375,000        $  82,000            $656,000

Year ended December 31, 2001          $656,000          $398,000         $573,000            $481,000

                                    PART III


Item 10.   Directors and Executive Officers of the Registrant.


    Name of Director (a)
    or Officer (b)              Age       Office Held and/or Principal Occupation            Term Expires
    -------------------------   ---       ---------------------------------------            ------------
    Dale S. Coenen  (a)          73       Chairman of the Board and President                   May 2002
      and  (b)                            since 1972.


    Duncan Miller  (a)           77       Director since 1967, Investment                       May 2002
                                          Counselor.

    Harry E. Figgie, Jr.  (a)    78       Director since 2000.                                  May 2002

    Robert J. Ruben  (a)         78       Secretary since 1967, Director since 2001.            May 2002

    Kai R. Kosanke  (b)          51       Vice-President, Controller & Treasurer                May 2002
                                                         since January, 1987

    Paul Clemo    (b)            41       Assistant Secretary since May 1991.                   May 2002
                                          Assistant Treasurer since May 1991.

    Joan Booth (b)               45       Secretary since 2001.                                 May 2002

    O.K. Dealey, Jr.  (a)        61       President - Transmatic, Inc.                          May 2002
      and (b)                             Director since 1998.

    Jessie D. Swinea, Jr.  (a)   66       President - Vultron, Inc.                             May 2002
      and (b)                             Director since 1998.

              The Company's directors and executive committee's fees for 2001 were as follows: Dale S. Coenen $25,000.00; Duncan Miller, $25,000.00; Harry E. Figgie, Jr., $25,000.00; O.K. Dealey, Jr., $25,000.00; Robert J. Ruben,
$9,375.00; and Jessie D. Swinea, Jr., $25,000.00.




Item 11.   Executive Compensation.


Item 12.   Security Ownership of Certain Beneficial Owners and Management.

Item 13.   Certain Relationships and Related Transactions

              The information called for by Part III (Items 11, 12, and 13, and additional information regarding Item 10), is incorporated by reference from the Registrant's definitive proxy statement in connection with its Annual Meeting of Shareholders to be held on May 15, 2002, which Proxy Statement will be filed pursuant to Regulation 14A.




                                     PART IV

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K

  (a) 1, 2. Consolidated Financial Statements for Trans-Industries, Inc. and Subsidiaries for years ended December 31, 2001, 2000, and 1999 are filed under Part II, Item 8.

         4.   Exhibits:

              Exhibit 3 (a) Restated Certificate of Incorporation incorporated herein by reference to Form 8 filed May 17, 1982.

              Exhibit 3 (b) Bylaws incorporated herein by reference to Registration Statement No. 2-30317.

              Exhibit 13 (b) Form 10-Q for quarter ended September 30, 2001, filed with the Securities and Exchange Commission on November 14, 2001 incorporated herein by reference.

              Exhibit 21  List of Subsidiaries (see page 36).

  (b) No reports on Form 8-K for the three months ended December 31, 2001 were required to be filed.

                                   SIGNATURES

              Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                           TRANS-INDUSTRIES, INC.


              Date:   3/25/02              /s/     Dale S. Coenen
                      --------------       ------------------------------------
                                           Dale S. Coenen
                                           Chairman of the Board of Directors
                                           and Chief Executive Office


              Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, which include the President, the Chief Financial Officer, the Assistant Treasurer, and a majority of the Board of Directors on behalf of the Registrant and in the capacities and on the dates indicated:

/s/     Dale S. Coenen                                        President   3/25/02
--------------------------------                                          ----------------------------
(Dale S. Coenen)


/s/     Kai Kosanke                                      Vice-President   3/25/02
--------------------------------                                          ----------------------------
(Kai Kosanke)                               and Chief Financial Officer


/s/     Paul Clemo                                  Assistant Treasurer   3/25/02
--------------------------------                                          ----------------------------
(Paul Clemo)


/s/     Jessie D. Swinea, Jr.                                  Director   3/25/02
--------------------------------                                          ----------------------------
(Jessie D. Swinea, Jr.)


/s/     O.K. Dealey, Jr.                                       Director   3/25/02
--------------------------------                                          ----------------------------
(O.K. Dealey, Jr.)


/s/    Robert J. Ruben                                         Director   3/25/02
--------------------------------                                          ----------------------------
(Robert J. Ruben)