Form 10-Q
period 2002-03-31
TRANS INDUSTRIES INC
filed 2002-05-10
CIK 99102

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended March 31, 2002                  Commission File Number 0-4539

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

The number of shares outstanding of registrant's Common stock, par value $.10 per share, at March 31, 2002 was 3,139,737.

                 TRANS-INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

                FORM 10-Q - FOR THE QUARTER ENDED MARCH 31, 2002

                                      INDEX


PART I.   Financial Information


Item 1.   FINANCIAL STATEMENTS

          A.       Consolidated Statements of Operations ---
                      Three months ended March 31, 2002 and 2001.

          B.       Consolidated Statements of Comprehensive Earnings/(Loss) ---
                      Three months ended March 31, 2002 and 2001.

          C.       Consolidated Balance Sheets ---
                      March 31, 2002 and December 31, 2001.

          D.       Consolidated Statements of Cash Flows ---
                      Three months ended March 31, 2002 and 2001.

          E.       Notes to Consolidated Financial Statements.


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                     TRANS-INDUSTRIES, INC. AND SUBSIDIARIES
A.
                CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

                      QUARTER ENDED MARCH 31, 2002 AND 2001



                                                                    3/31/02                3/31/01
                                                                 ------------           ------------
1    Gross sales less discounts, returns and allowances          $  8,798,681           $ 10,747,661

2    Cost of goods sold                                             5,809,546              7,889,526
                                                                 ------------           ------------
3    Gross Profit                                                   2,989,135              2,858,135

4    Selling, general and administrative exp.                       2,290,223              2,583,135
                                                                 ------------           ------------

5    Operating income                                                 698,912                275,000

6    Other (income)/ expense
         Interest expense                                             213,582                340,724
         Other (income)/Expense                                           915                 (4,168)
                                                                 ------------           ------------
         Total other expense                                          214,497                336,556
                                                                 ------------           ------------
7    Earnings/(loss) before income taxes                              484,415                (61,556)

8    Income tax expense/(benefit)                                     175,000                  3,000
                                                                 ------------           ------------

9    Net earnings/(loss)                                         $    309,415           $    (64,556)
                                                                 ============           ============

10.  Earnings/(loss) per share (Note 6):
          Basic                                                  $        .10           $(       .02)
          Diluted                                                $        .10           $(       .02)
                                                                 ============           ============

11.  Dividends per share                                         $          -           $          -
                                                                 ============           ============






See Notes to Financial Statements

                     TRANS-INDUSTRIES, INC. AND SUBSIDIARIES
B.
     CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS / (LOSS) (Unaudited)

                      QUARTER ENDED MARCH 31, 2002 AND 2001



                                                             2002                2001
                                                          ---------           ---------
Net earnings/(loss)                                       $ 309,415           $ (64,556)

Other comprehensive loss:
   Equity adjustment from foreign
      currency translation                                  (57,667)            (41,443)
                                                          ---------           ---------

Comprehensive earnings/(loss)                             $ 251,748           $(105,999)
                                                          =========           =========









See Notes to Financial Statements

                     TRANS-INDUSTRIES, INC. AND SUBSIDIARIES
C.
                           CONSOLIDATED BALANCE SHEETS

     ASSETS
     ------

Current Assets                                        3/31/02               12/31/01
--------------                                      (Unaudited)             (Audited)
                                                   ------------           ------------
     Cash                                          $    169,095           $    161,782
     Accounts receivable                              9,642,171              9,620,623
     Inventories (Note 2)                            10,800,095             11,306,388
     Prepaid expenses                                   284,800                392,703
     Deferred income taxes                              997,000                997,000
     Refundable income taxes                          1,271,201                     --
                                                   ------------           ------------
     Total current assets                            23,164,362             22,478,496

Property, Plant & Equipment, at Cost
------------------------------------
     Land                                               306,881                306,881
     Land Improvements                                  126,660                126,660
     Buildings                                        6,021,045              6,019,461
     Machinery & equipment                           10,487,863             10,441,646
                                                   ------------           ------------
                                                     16,942,449             16,894,648
     Less: accumulated
           depreciation                             (12,358,153)           (12,156,127)
                                                   ------------           ------------
     Net plant and equipment                          4,584,296              4,738,521

Other Assets
------------
     Investments in affiliates                           68,484                 68,484

     Patents, licenses & trademarks,
     net of accumulated amortization                     20,166                 21,468

     Excess of cost of investment in
     stock of subsidiary over equity in
     underlying net assets of acquisition               150,369                150,369
     Deferred Income Taxes                                   --                824,000
                                                   ------------           ------------


Total assets                                       $ 27,987,677           $ 28,281,338
                                                   ============           ============


LIABILITIES AND STOCKHOLDERS EQUITY
-----------------------------------


Current Liabilities                                   3/31/02               12/31/01
-------------------                                 (Unaudited)              (Audited)
                                                    -----------              ---------
Notes Payable (Note 5)                             $  7,900,779           $  7,669,746
Current installments
     - Long term debt (Note 5)                        1,075,112              1,077,112
Accounts payable - trade                              3,396,630              3,526,513
Accrued liabilities                                   1,034,505              1,529,727
Income taxes                                                 --                     --
                                                   ------------           ------------

Total current liabilities                            13,407,026             13,803,098

Deferred income taxes - Non-current                      96,000                     --


Long term debt, less
--------------------

Current portion shown above (Note 5)                  3,796,247              4,044,584

Other non-current liabilities                           252,248                249,248


Stockholders' Equity
--------------------

Preferred stock of $1.00 par value
per share - authorized 500,000
shared; 19,000 issued                                    19,000                 19,000

Common stock of $.10 par value per
share - authorized 10,000,000 shares;
3,139,737 shares issued
                                                        313,974                313,974


Additional paid-in capital                            5,953,081              5,953,081
Retained earnings                                     4,184,528              3,875,113
Foreign currency translation                            (34,427)                23,240
                                                   ------------           ------------
                                                     10,436,156             10,184,408
                                                   ------------           ------------

Total liabilities and stockholders' equity         $ 27,987,677           $ 28,281,338
                                                   ============           ============









See Notes to Financial Statements.

                             TRANS-INDUSTRIES, INC.
                      Consolidated Statements of Cash Flows
D.             For the Three Months Ended March 31, 2002 and 2001


                                                           Three Months Ended March 31
                                                        --------------------------------
                                                           2002                   2001
                                                           ----                   ----
                                                        (Unaudited)           (Unaudited)
                                                        -----------           -----------
CASH FLOWS FROM OPERATING ACTIVITIES
------------------------------------
Net earnings / (loss)                                   $   309,415           $   (64,556)
Adjustments to reconcile net earnings / (loss)
to net cash provided (used) by operations:
     Depreciation/Amortization                              228,767               364,213
     Deferred income tax expense (benefit)                  920,000                    --
     Decrease (increase) in accts. receiv                   (21,548)              416,783
     Decrease (increase) in inventory                       506,293               584,598
     Decrease (increase) in prepaid exp                     107,903              (273,759)
     Increase (decrease) in accts. payable                 (129,883)             (988,444)
     Increase (decrease) in accr. liab                     (495,222)             (271,968)
     Increase (decrease) in income taxes                 (1,271,201)                3,000
     Loss on sale of Property and Equipment                      --                 1,017
     Other                                                    1,302               (22,918)
                                                        -----------           -----------

Net Cash Provided (used) by Operations                      155,826              (252,034)

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchase of property & equipment                       (74,542)              (97,246)
     Proceeds from sale of Property & Equip                     -0-               131,200
                                                        -----------           -----------

Net Cash Provided (Used) by Investing                       (74,542)               33,954

CASH FLOWS FROM FINANCING ACTIVITIES
------------------------------------

     Net repayments of long-term
     borrowings                                            (247,337)              (81,413)
     Net proceeds (payment) of credit line                  231,033                37,269
                                                        -----------           -----------

Net Cash Used by Financing                                  (16,304)              (44,144)

Foreign currency translation                                (57,667)              (41,443)
                                                        -----------           -----------

Net (Increase) in cash                                        7,313              (303,667)
Cash at beginning of year                                   161,782               317,754
                                                        -----------           -----------

Cash at end of quarter                                  $   169,095           $    14,087
                                                        ===========           ===========
Supplemental Disclosures:
     Interest paid                                      $   219,189           $   342,982
     Income taxes paid                                  $       -0-           $       -0-


See Notes to Financial Statements

E.                  TRANS-INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.   Basis of Presentation

     The financial information presented as of any date other than December 31 has been prepared from the Company's books and records without audit. Financial information as of December 31 has been derived from the audited financial statements of the Company. In the opinion of management, all adjustments consisting of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods indicated, have been included. For further information regarding the Company's accounting policies, refer to the consolidated financial statements and related notes included in the Company's annual report on form 10-K for the year ended December 31, 2001.


2.   Inventories

     The major components of inventories are:

                                                     3/31/02            12/31/01
                                                   -----------         -----------
                  Raw Materials                    $ 4,647,704         $ 5,283,603
                  Work in Process                    4,433,408           4,444,531
                  Finished Goods                     1,718,983           1,578,254
                                                   -----------         -----------
                                                   $10,800,095         $11,306,388
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

                    TRANS-INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



5.   Long-Term Debt

     Long-term debt at March 31, 2002 consisted of the following:

     Term note, payable in monthly installments of $40,725,        2,508,092
     including interest at the bank's prime rate plus 1.75%
     (effective rate of 6.5% at March 31, 2002) with a balloon payment of $2,186,508 on May 1, 2003. The note is secured by substantially all the assets of the Company


     Term note, payable in monthly installments $50,965 plus
     interest at the bank's prime lending rate plus 1.75%
     (effective rate of 6.5% at March 31, 2002) with a
     balloon payment of $917,374 on May 1, 2003.  The
     note is secured by substantially all the assets of
     the Company.                                                  2,191,503


     Other                                                           171,764
                                                                  ----------

                                                                   4,871,359
     Less current installments                                    (1,075,112)
                                                                  ----------

     Long-term debt                                               $3,796,247
                                                                  ==========



     The Company also has an unsecured $13,000,000 line of credit of which $7,900,779 was utilized at March 31, 2002. Interest is charged at the bank's prime lending rate, plus 1.75% and is payable monthly.

     The line of credit agreement requires the company to earn $1.00 per month. The agreement also restricts the payment of dividends, repurchase of common stock, and acquisition of property and equipment. At March 31, 2002, the Company was in compliance with the bank loan agreement

                     TRANS-INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.   Earnings/(Loss) Per Share

     For the quarters ended March 31, 2001, and 2002 all options outstanding have been excluded from the computation of diluted earnings/(loss) per share as the effect would be anti-dilutive.


7.   Segment Information

     The Company operates in one market segment, the transportation industry, with products directed towards customers in the mass transit, highway, airline and rental car segments. Financial information summarized by geographic area is as follows:


                                              3/31/02                                        3/31/01
                                   --------------------------------          --------------------------------
                                                          LONG-                                      LONG-
                                                          LIVED                                      LIVED
                                    REVENUES              ASSETS               REVENUES              ASSETS
                                    --------              ------               --------              ------

     United States                 $ 6,826,636          $ 5,433,821          $ 8,703,673          $ 6,638,871
     United Kingdom                    584,105              213,494              444,787            1,913,796
     Canada                          1,326,324                  -0-            1,437,141                  -0-
     Other                              61,616                  -0-              162,060                  -0-
                                   -----------          -----------          -----------          -----------


     Total                         $ 8,798,681          $ 5,647,315          $10,747,661          $ 8,552,667
                                   ===========          ===========          ===========          ===========


8.   Note -- Goodwill

     Effective January 1, 2002, the Company adopted the provisions of Statement No. 142, Goodwill and Other Intangible Assets, issued by the Financial Accounting Standards Board in July 2001 ("SFAS 142"). SFAS 142 addresses how intangible assets that are acquired individually or with a group of assets should be accounted for in financial statements upon their acquisition. SFAS 142 specifies that goodwill is not subject to amortization, but is subject to certain impairment tests annually.

     The Company recorded goodwill in connection with the acquisitions of Transign, Inc., The Lobb Company and Transmatic Window Systems, Inc. The net amount of goodwill, $150,369 as of January 1, 2002, will not be amortized.

                     TRANS-INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


8.   Note -- Goodwill Continued


     A reconciliation of net earnings (loss) and earnings (loss) per share reported in the consolidated statements of operations to the net earnings
     (loss) and earnings (loss) per share adjusted for the effect of goodwill amortization for all periods presented is as follows:

                                                            Three Months Ended March 31,
                                                   ----------------------------------------
                                                         2002                         2001
                                                         ----                         ----
Net earnings (loss):
     Net earnings (loss) as reported               $    309,415              $      (64,556)
     Goodwill amortization                                    -                      40,452
                                                   ----------------------------------------

     Adjusted net earnings (loss)                  $    309,415              $      (24,104)
                                                   ========================================




                                                           Three Months Ended March 31,
                                                   ----------------------------------------
                                                         2002                      2001
                                                         ----                      ----
Basic and diluted earnings (loss) per share:
      Net earnings (loss) as reported              $       0.10                 $     (0.02)
      Goodwill amortization                                   -                        0.01
                                                   ----------------------------------------


      Adjusted net earnings (loss)                 $       0.10                 $     (0.01)
                                                   ========================================

                     TRANS-INDUSTRIES, INC. AND SUBSIDIARIES

Item 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                       CONDITION AND RESULTS OF OPERATIONS

                      For Three Months Ended March 31, 2002


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

Sales and Earnings

Sales for the quarter ended March 31, 2002 were $8,798,681 compared to $10,747,661 for the same period a year ago. This decrease of $1,948,980 is attributed to the closing of two operations, Transmatic Window Systems and Transmatic Europe and to lower shipments of the Company's bus lighting products. Closures accounted for approximately $970,000 of this sales reduction and the balance due to lighting. Although bus lighting revenues were down compared to the same period a year ago, this is a reflection of an extremely strong quarter a year ago versus a "normal" quarter for 2002.

During the first quarter of 2002, the Company recorded net earnings of $309,415 or $0.10 per share on sales of $8,798,681. For the same period of the prior year, the Company reported a net loss of $64,556, or $0.02 per share on sales on $10,747,661. This increase in net earnings of $373,971 during the first quarter of 2002 on fewer sales in the amount of $1,948,980 was primarily attributable to the closing of unprofitable operations during 2001.

Inventories

Inventory valuation is based upon the lower of cost or market. At March 31, 2002, consolidated inventories were $10,800,095 compared to $12,471,503 a year ago. This decrease of $1,671,408 is a result of the Company's effort to bring its inventory levels more in line with its sales volume and includes approximately $615,000 of reduction due to company closures noted above.

                     TRANS-INDUSTRIES, INC. AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                       CONDITION AND RESULTS OF OPERATIONS

                      For Three Months Ended March 31, 2002


Interest

Interest expense amounted to approximately $214,000 and $341,000 for the first quarter of 2002 and 2001, respectively. This decrease of $127,000 was primarily the result of lower debt levels and rate reductions on variable debt in 2002.


Financial Condition

Current financial resources coupled with anticipated funds from operations and those freed up through the consolidation of the Company's operations in England and the closure of Transmatic Window Systems, are expected to meet funding requirements for the remainder of the year, based upon present needs.

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of l934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                   TRANS-INDUSTRIES, INC.




Date: May 9, 2002                                  /s/     Kai Kosanke
      ------------------------------               -----------------------------
                                                   Kai Kosanke, Treasurer
                                                   and Chief Financial Officer