Form 10-Q
period 2002-06-30
TRANS INDUSTRIES INC
filed 2002-08-13
CIK 99102

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended June 30, 2002                   Commission File Number 0-4539

                             TRANS-INDUSTRIES, INC.

             (Exact name of registrant as specified in its charter)

          Delaware                                     13-2598139
          --------                                     ----------
  (State or other jurisdiction of                   (I.R.S. Employer
   incorporation or organization)                  Identification No.)


            2637 S. Adams Road, Rochester Hills, MI        48309
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

The number of shares outstanding of registrant's Common stock, par value $.10 per share, at June 30, 2002 was 3,139,737.

                 TRANS-INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

                 FORM 10-Q - FOR THE QUARTER ENDED JUNE 30, 2002

                                      INDEX


PART I.   Financial Information


Item 1.           FINANCIAL STATEMENTS

                  A.      Consolidated Statements of Operations ---
                             Three months ended June 30, 2002 and 2001.
                             Six months ended June 30, 2002 and 2001.

                  B.      Consolidated Statements of Comprehensive Income/(Loss)
                             Six months ended June 30, 2002 and 2001.

                  C.      Consolidated Balance Sheets ---
                             June 30, 2002 and December 31, 2001.

                  D.      Consolidated Statements of Cash Flows ---
                             Six months ended June 30, 2002 and 2001.

                  E.      Notes to Consolidated Financial Statements.


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



PART II. Other Information


Item 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                     TRANS-INDUSTRIES, INC. AND SUBSIDIARIES
A.
                CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)



                                                              For 3 Months Ended:             For 6 Months Ended:
                                                              -------------------             -------------------
                                                            6/30/02        6/30/01          6/30/02         6/30/01
                                                         ------------    ------------    ------------    ------------
1.  Gross sales less discounts, returns and allowances   $  8,256,438    $  8,306,103    $ 17,055,119    $ 19,053,764

2.  Cost of goods sold                                      6,050,842       6,690,331      11,860,388      14,579,857
                                                         ------------    ------------    ------------    ------------

3.  Gross Profit                                            2,205,596       1,615,772       5,194,731       4,473,907

4.  Selling, general and administrative exp                 2,498,760       2,510,870       4,788,983       5,094,005
5.  Restructuring costs (note 8)                                  -0-         700,457             -0-         700,457
                                                         ------------    ------------    ------------    ------------
6.  Operating income/(loss)                                  (293,164)     (1,595,555)        405,748      (1,320,555)

7.  Other (income)/ expense
         Interest expense                                     218,928         309,070         432,510         649,794
         Other income                                         (14,045)        (48,390)        (13,130)        (52,558)
                                                         ------------    ------------    ------------    ------------
         Total other (income)/expense                         204,883         260,680         419,380         597,236
                                                         ------------    ------------    ------------    ------------
8.  Earnings/(loss) before income taxes                      (498,047)     (1,856,235)        (13,632)     (1,917,791)

9.  Income tax expense/(benefit)                             (541,000)       (344,000)       (366,000)       (347,000)
                                                         ------------    ------------    ------------    ------------
10. Net earnings/(loss)                                  $     42,953    $ (1,512,235)   $    352,368    $ (1,570,791)
                                                         ============    ============    ============    ============

11. Earnings/(loss) per share: (note 6)
              Basic                                      $        .01    $       (.48)   $        .11    $       (.50)
              Diluted                                    $        .01    $       (.48)   $        .11    $       (.50)
                                                         ============    ============    ============    ============
12. Dividends per share                                  $        .00    $        .00    $        .00    $        .00
                                                         ============    ============    ============    ============


See Notes to Financial Statements

                     TRANS-INDUSTRIES, INC. AND SUBSIDIARIES
B.
       CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

                     SIX MONTHS ENDED JUNE 30, 2002 AND 2001



                                       2002           2001
                                    -----------    -----------
Net earnings/(loss)                 $   352,368    $(1,570,791)

Other comprehensive loss:
   Equity adjustment from foreign
      currency translation              (32,066)       (53,309)
                                    -----------    -----------

Comprehensive earnings/(loss)       $   320,302    $(1,624,100)
                                    ===========    ===========

























See Notes to Financial Statements

                     TRANS-INDUSTRIES, INC. AND SUBSIDIARIES
C.
                           CONSOLIDATED BALANCE SHEETS


     ASSETS
     ------

Current Assets                                 6/30/02        12/31/01
--------------                               (Unaudited)     (Audited)
                                            ------------    ------------
     Cash                                   $     90,107    $    161,782
     Accounts receivable                       7,934,415       8,856,017
     Inventories (Note 2)                     11,044,905      11,306,388
     Prepaid expenses                            285,136         392,703
     Deferred income taxes                       997,000         997,000
     Refundable income taxes                          --         764,606
                                            ------------    ------------
     Total current assets                     20,351,563      22,478,496

Property, Plant & Equipment, at Cost

     Land                                        306,881         306,881
     Land Improvements                           126,660         126,660
     Buildings                                 6,024,859       6,019,461
     Machinery & equipment                    10,553,576      10,441,646
                                            ------------    ------------
                                              17,011,976      16,894,648
     Less: accumulated
           depreciation                      (12,548,803)    (12,156,127)
                                            ------------    ------------
     Net plant and equipment                   4,463,173       4,738,521

Other Assets

     Investments in affiliates                    68,484          68,484

     Patents, licenses & trademarks,
     net of accumulated amortization              18,865          21,468

     Excess of cost of investment in
     stock of subsidiary over equity in
     underlying net assets of acquisition        150,369         150,369

     Deferred Income Taxes                            --         824,000
                                            ------------    ------------

Total assets                                $ 25,052,454    $ 28,281,338
                                            ============    ============







    LIABILITIES AND STOCKHOLDERS EQUITY
    -----------------------------------

Current Liabilities                             6/30/02         12/31/01
-------------------                           (Unaudited)      (Audited)
                                              ------------    ------------
 Notes Payable (Note 5)                       $  4,556,865    $  7,669,746
 Current installments
     - Long term debt (Note 5)                     986,667       1,077,112
 Accounts payable - trade                        3,653,592       3,526,513
 Accrued liabilities                             1,302,103       1,529,727
 Income taxes                                       30,000              --
                                              ------------    ------------

Total current liabilities                       10,529,227      13,803,098

 Deferred income taxes -Non-current                193,000              --

 Long term debt, less

 Current portion shown above (Note 5)            3,570,269       4,044,584
 Other non-current liabilities                     255,248         249,248

 Stockholders' Equity

 Preferred stock of $1.00 par value
 per share - authorized 500,000
 shares; 19,000 issued                              19,000          19,000

 Common stock of $.10 par value per
 share - authorized  10,000,000 shares;
 3,139,737 shares issued                           313,974         313,974


 Additional paid-in  capital                     5,953,081       5,953,081
 Retained earnings                               4,227,481       3,875,113
 Foreign currency translation                       (8,826)         23,240
                                              ------------    ------------
                                                10,504,710      10,184,408
                                              ------------    ------------
Total liabilities and stockholders' equity    $ 25,052,454    $ 28,281,338
                                              ============    ============

See Notes to Financial Statements.

                             TRANS-INDUSTRIES, INC.
                      Consolidated Statements of Cash Flows
D.               For the Six Months Ended June 30, 2002 and 2001
                 -----------------------------------------------

                                                        2002           2001
                                                        ----           ----
                                                     (Unaudited)    (Unaudited)
                                                     -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings/(loss)                                   $ 352,368     $(1,570,791)
Adjustments to reconcile net earnings/(loss)
to net cash provided by operations:
     Depreciation/Amortization                           463,316        678,789
     Decrease (increase) in accts. receiv.               921,602      1,424,967
     Decrease (increase) in refundable
       income taxes                                      764,606            -0-
     Deferred income taxes (benefit)                   1,017,000            -0-
     Decrease (increase) in inventory                    261,483        453,817
     Decrease (increase) in prepaid exp                  107,567         26,553
     Increase (decrease) in accts. payable               127,079     (2,860,164)
     Increase (decrease) in accr. liab.                 (227,624)      (480,639)
     Increase (decrease) in income taxes                  30,000       (333,664)
     (Gain) Loss on sale of Property and Equipment        (9,529)       649,244
     Other                                                   692        (33,861)
                                                     -----------    -----------

Net Cash Provided (Used) by Operations                 3,808,560     (2,045,749)

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchase of fixed assets                           (187,979)      (272,561)
     Proceeds from sale of Property & Equip               11,451      1,010,611
                                                     -----------    -----------

Net Cash Provided (Used) by Investing                   (176,528)       738,050

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from preferred stock                           -0-      1,900,000
     Net increase (repayment) of long-term
     borrowings                                         (558,760)      (264,181)
     Net proceeds (payment) of credit line            (3,112,881)      (528,960)
                                                     -----------    -----------

Net Cash Provided (Used) by Financing                 (3,671,641)     1,106,859

Foreign currency translation                             (32,066)       (53,309)
                                                     -----------    -----------

Net decrease in cash                                     (71,675)      (254,149)
Cash at beginning of year                                161,782        317,754
                                                     -----------    -----------
Cash at end of quarter                               $    90,107    $    63,605

Supplemental Disclosures:
     Interest paid                                   $   383,801    $   646,857
     Income taxes paid                               $       -0-    $       -0-



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


2.   Inventories

     The major components of inventories are:

                    6/30/02       12/31/01
                    -------       --------
Raw Materials     $ 4,877,618   $ 5,283,603
Work in Process     4,503,197     4,444,531
Finished Goods      1,664,090     1,578,254
                  -----------   -----------
                  $11,044,905   $11,306,388
                  ===========   ===========



3.   Principles of Consolidation

     There have been no significant changes in the principles of consolidation since our most recent audited financial statements.


4.   Significant Accounting Policies

     Except for the adoption of SFAS 142, there have been no significant changes in accounting policies since our most recent audited financial statements (See note 9).

E.                  TRANS-INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



5.   Long-Term Debt

     Long-term debt at June 30, 2002 consisted of the following:

     Term note, payable in monthly installments of $35,607,                       $2,439,980
     including interest at the bank's prime rate plus 1.75% (effective rate of
     6.5% at June 30, 2002) with a balloon payment of $2,226,508 on January 1,
     2004. The note is secured by substantially all the assets of the Company.



     Term note, payable in monthly installments of $50,965 plus interest at the bank's prime interest rate plus 1.75% (effective rate of 6.5% at June 30,
     2002) with a balloon payment of $917,374 on January 1, 2004. The note is
     secured by substantially all the assets of the Company.                       2,038,607


     Other                                                                            78,349
                                                                                  ----------

     Total                                                                         4,556,936


     Less current installments                                                      (986,667)
                                                                                  ----------
     Long-term debt                                                               $3,570,269
                                                                                  ==========



     The Company also has a secured $13,000,000 line of credit, in the form of a demand note, of which $4,556,865 was utilized at June 30, 2002. Interest is charged at the bank's prime lending rate, plus 1.75% and is payable monthly.


     The line of credit agreement requires the Company to earn $1.00 pre-tax per month. The agreement also restricts the payment of dividends, repurchase of common stock, and acquisition of property and equipment. At June 30, 2002, the Company was not in compliance with the earnings covenant for one month of the second quarter and obtained a waiver for such non compliance from its lender.

E.                  TRANS-INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



6.   Earnings (Loss) Per Share

     For the three and six months ended June 30, 2001, and the six months ended June 30, 2002 all options outstanding have been excluded from the computation of diluted earnings (loss) per share as the effect would be anti-dilutive. The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share computation for the three months ended June 30, 2002.


                                                             THREE MONTHS ENDED 6/30/02
                                                             --------------------------
                                                                                       PER SHARE
                                                       EARNINGS         SHARES           AMOUNT
                                                       --------         ------           ------
     Basic earnings per share:
         Earnings available to common stockholders:    $42,953        3,139,737            $.01
         Effect of dilutive securities:
         Stock Options                                      --            3,669              --

     Diluted earnings per share:
         Earnings available to common stock
          holders plus assumed conversion:             $42,953        3,143,406            $.01

7.   Segment Information

     The Company operates in one market segment, the transportation industry, with products directed towards customers in the mass transit, highway, airline and rental car segments. Financial information summarized by geographic area is as follows:


                         6/30/02                     6/30/01
                 -------------------------   -------------------------
                                 LONG-                        LONG-
                                 LIVED                        LIVED
                   REVENUES      ASSETS        REVENUES       ASSETS
                   --------      ------        --------       ------
United States    $13,117,138   $ 4,496,755   $15,430,123   $ 6,498,219
United Kingdom       969,472       204,136       788,531       322,030
Canada             2,854,012           -0-     2,547,806           -0-
Other                114,497           -0-       287,304           -0-
                 -----------   -----------   -----------   -----------

Total            $17,055,119   $ 4,700,891   $19,053,764   $ 6,820,249
                 ===========   ===========   ===========   ===========

E.                  TRANS-INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



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


9.   Note - Goodwill


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

The Company recorded goodwill in connection with the acquisition of the Lobb Company, the net amount of goodwill, $150,369 as of January 1, 2002, will not be amortized.


A reconciliation of net earnings (loss) and earnings (loss) per share reported in the consolidated statements of operations to the net earnings (loss) and earnings (loss) per share adjusted for the effect of goodwill amortization for the six month periods is as follows:



                                                  Six Months Ended June 30,
                                          ------------------------------------------
                                                  2002                  2001
                                                  ----                  ----
Net earnings (loss):
     Net earnings (loss) as reported            $352,368            $ (1,570,791)
     Goodwill amortization                            --                  80,903
                                          ------------------------------------------

     Adjusted net earnings (loss)               $352,368            $ (1,489,888)
                                          ==========================================

E.                  TRANS-INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



9.    Note-Goodwill (continued)
-------------------------------------------


                                                              Six Months Ended June 30,
                                                     --------------------------------------------
                                                          2002                      2001
                                                          ----                      ----
Basic and diluted earnings (loss) per share:
      Net earnings (loss) as reported                    $   0.11                $  (0.50)
      Goodwill amortization                                    --                    0.03
                                                     --------------------------------------------

      Adjusted net earnings (loss) per share             $   0.11                $ ( 0.47)
                                                     ============================================

                     TRANS-INDUSTRIES, INC. AND SUBSIDIARIES

Item 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL


                       CONDITION AND RESULTS OF OPERATIONS

                       For Six Months Ended June 30, 2002


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

Sales and Earnings

Sales for the second quarter of 2002 were $8.3 million compared with $8.3 million for the same period a year ago. Included in last year's quarterly results were $665,000 of sales from two closed operations. For the six month period ending June 30, 2002, sales were $17.1 million compared with $19.1 million a year ago with $1.6 million of this $2.0 million decrease attributable to the two operations closed in 2001.

During the second quarter of 2002, the Company recorded a net income of $42,953 or $0.01 per share on sales of $8,256,438. Incurred in the second quarter of 2002, were several unusual expenses, which hampered earnings. Expenses for the Company's medical program, which is self-insured, were extremely high due to several high dollar claim amounts being paid. Accordingly, $500,000 of this expense was recorded in June, 2002. Additionally, the Company recorded several non-recurring expenses relating to the closure of Transmatic Window Systems in 2001. In June of 2002, the Company received a federal income tax refund, which due to the change in the law of carry back provisions, was $396,000 higher than the estimated reserve established at December 31, 2001, and accordingly, it was credited in the second quarter of 2002.

For the same period last year, sales were $8,306,103 with a net loss of $1,512,235 or $0.48 per share. Included in this $1.5 million loss is a restructuring change in the amount of $700,000 before income taxes.

                     TRANS-INDUSTRIES, INC. AND SUBSIDIARIES

Item 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

                       For Six Months Ended June 30, 2002

Inventories

Inventory valuation is based upon the lower of cost or market. At June 30, 2002, consolidated inventories were $11,044,905 compared to $12,602,284 a year ago. This decrease of $1,557,379 is a result of the Company's effort to bring its inventory levels more in line with its sales volumes.

Interest

Interest expense amounted to approximately $219,000 and $309,000 for the second quarter of 2002 and 2001, respectively. This decrease of $90,000 was the result of slightly lower debt levels in 2002.

Financial Condition

Current financial resources coupled with anticipated funds from operations and the federal income tax refund the Company received in June, 2002 are expected to meet funding requirements for the remainder of the year, based upon present needs.

                     TRANS-INDUSTRIES, INC. AND SUBSIDIARIES
                           PART II - OTHER INFORMATION


Item 4.           Submission of Matters to a Vote of Security Holders

On May 15, 2002, the Company held its annual meeting of shareholders. There were two matters voted upon, which was the election of six directors and to ratify the appointment of Grant Thornton LLP as independent auditor for the Company for the fiscal year ending December 31, 2002.

     The following table sets forth the results of the voting on the election of directors.


Nominee                             Votes For        Votes Withheld           Total Votes
Dale S. Coenen                      2,788,595            64,454                2,853,049
Duncan Miller                       2,792,595            64,454                2,857,049
Harry E. Figgie, Jr.                2,792,595            64,454                2,857,049
O.K. "Bud" Dealey, Jr.              2,774,203            64,454                2,853,049
Jessie D. Swinea, Jr.               2,774,203            64,454                2,838,657
Robert J. Ruben                     2,792,595            64,454                2,857,049


On the proposal to ratify Grant Thornton LLP as independent auditor for the company there was 2,803,245 votes for the proposal and 53,804 votes withheld.

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of l934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



TRANS-INDUSTRIES, INC.


Date: August 7, 2002                      /s/  Kai Kosanke
      ------------------------            -----------------------------
                                          Kai Kosanke, Treasurer
                                          and Chief Financial Officer



 Date: August 7, 2002                     /s/  Keith LaCombe
       -----------------------            -----------------------------
                                          Keith LaCombe
                                          Assistant Treasurer

                                 CERTIFICATION



         The following constitutes the Certification accompanying the Quarterly Report on Form 10-Q of Trans-Industries Inc. (the Company) for the quarterly period ended June 30, 2002, as filed with the Securities and Exchange Commission.

         The undersigned are the Chief Executive Officer and the Chief Financial Officer of the Company. This Certification is made pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         We each hereby certify that such Quarterly Report on Form 10-Q fully complies with the requirements of section 13(a) or 15(d), of the Securities Exchange Act of 1934; and that the information contained in such 10-Q Report fairly presents, in all material respects, the financial condition and results of operations of the Company.




/s/ Dale S. Coenen                        /s/ Kai Kosanke
--------------------                      --------------------
Dale S. Coenen                            Kai Kosanke

Chief Executive Officer                   Chief Financial Officer

Dated: August 7, 2002                     Dated: August 7, 2002
---------------------------               ----------------------