Form 10-Q
period 2002-09-30
TRANS INDUSTRIES INC
filed 2002-11-13
CIK 99102

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended September 30, 2002               Commission File Number 0-4539

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

The number of shares outstanding of registrant's Common stock, par value $.10 per share, at September 30, 2002 was 3,139,737.

                 TRANS-INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

              FORM 10-Q - FOR THE QUARTER ENDED SEPTEMBER 30, 2002

                                      INDEX

PART I.   Financial Information


Item 1.           FINANCIAL STATEMENTS

                  A.       Consolidated Statements of Operations ---
                              Three months ended September 30, 2002 and 2001. Nine months ended September 30, 2002 and 2001.

                  B.       Consolidated Statements of Comprehensive Loss ---
                              Nine months ended September 30, 2002 and 2001.

                  C.       Consolidated Balance Sheets ---
                              September 30, 2002 and December 31, 2001.

                  D.       Consolidated Statements of Cash Flows ---
                              Nine months ended September 30, 2002 and 2001.

                  E.       Notes to Consolidated Financial Statements.


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Item 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Item 4.           CONTROLS AND PROCEDURES




EXHIBITS

 EX-99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                     TRANS-INDUSTRIES, INC. AND SUBSIDIARIES
A.
                CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

                                                               For 3 Months Ended:             For 9 Months Ended:
                                                               -------------------             -------------------
                                                             9/30/02          9/30/01        9/30/02         9/30/01
                                                             -------          -------        -------         -------
1.   Gross sales less discounts, returns and allowances   $  7,603,082    $  8,317,115    $ 24,658,201    $ 27,370,879

2.   Cost of goods sold                                      5,592,213       6,293,859      17,452,601      20,873,716
                                                          ------------    ------------    ------------    ------------
3.   Gross Profit                                            2,010,869       2,023,256       7,205,600       6,497,163

4.   Selling, general and administrative exp.                2,518,781       2,414,991       7,307,764       7,508,996
5.   Restructuring costs (note 8)                                    0               0               0         700,457
                                                          ------------    ------------    ------------    ------------

6.   Operating income/(loss)                                  (507,912)       (391,735)       (102,164)     (1,712,290)

7.   Other (income)/expense
         Interest expense                                      163,743         296,310         596,253         946,104
         Other income                                          (13,663)         (6,567)        (26,793)        (59,125)
                                                          ------------    ------------    ------------    ------------
         Total other expense                                   150,080         289,743         569,460         886,979
                                                          ------------    ------------    ------------    ------------
8.   Loss before income taxes                                 (657,992)       (681,478)       (671,624)     (2,599,269)

9.   Income tax benefit                                       (166,000)       (143,000)       (532,000)       (490,000)
                                                          ------------    ------------    ------------    ------------
10.  Net Loss                                             $   (491,992)   $   (538,478)   $   (139,624)   $ (2,109,269)
                                                          ============    ============    ============    ============
11.  Loss per share: (note 6)
        Basic                                             $       (.16)   $       (.17)   $       (.04)   $       (.67)
        Diluted                                           $       (.16)   $       (.17)   $       (.04)   $       (.67)
                                                          ============    ============    ============    ============

12. Dividends per share                                   $        .00    $        .00    $        .00    $        .00
                                                          ============    ============    ============    ============


                        See Notes to Financial Statements

                     TRANS-INDUSTRIES, INC. AND SUBSIDIARIES
B.
            CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (Unaudited)

                  NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001



                                                               2002                     2001
                                                            ----------               ----------
Net Loss                                                   $   (139,624)            $ (2,109,269)

Other comprehensive loss:
   Equity adjustment from foreign
      currency translation.                                     (24,200)                  (7,192)
                                                           ------------             ------------

Comprehensive loss                                         $   (163,824)            $ (2,116,461)
                                                           ============             ============















                        See Notes to Financial Statements

                     TRANS-INDUSTRIES, INC. AND SUBSIDIARIES
C.
                          CONSOLIDATED BALANCE SHEETS

        ASSETS
        ------

Current Assets                                    9/30/02                    12/31/01
--------------                                  (Unaudited)                  (Audited)
                                                -----------                  ---------
        Cash                                   $     72,970                $    161,782
        Accounts receivable, Net                  8,253,308                   8,856,017
        Inventories (Note 2)                     11,437,945                  11,306,388
        Prepaid expenses                            310,597                     392,703
        Deferred income taxes                       997,000                     997,000
        Refundable Income tax                             0                     764,606
                                               ------------                ------------
        Total current assets                     21,071,820                  22,478,496

Property, Plant & Equipment, at Cost
------------------------------------

        Land                                        220,564                     306,881
        Land Improvements                           126,660                     126,660
        Buildings                                 6,027,355                   6,019,461
        Machinery & equipment                    10,850,803                  10,441,646
                                               ------------                ------------
                                                 17,225,382                  16,894,648
        Less: accumulated
              depreciation                      (12,789,169)                (12,156,127)
                                               ------------                ------------
        Net plant and equipment                   4,436,213                   4,738,521

Other Assets
------------


        Investments in affiliates                    68,484                      68,484

        Patents, licenses & trademarks,
        net of accumulated amortization              17,566                      21,468

        Excess of cost of investment in
        stock of subsidiary over equity in
        underlying net assets of acquisition        150,369                     150,369

        Deferred income taxes                             0                     824,000
                                               ------------                ------------

Total assets                                   $ 25,744,452                $ 28,281,338
                                               ------------                ------------

        LIABILITIES AND STOCKHOLDERS EQUITY
        -----------------------------------

Current Liabilities                               9/30/02                    12/31/01
-------------------                             (Unaudited)                  (Audited)
                                                -----------                  ---------
        Notes Payable (Note 5)                 $  6,339,520                $  7,669,746
        Current installments
                - Long term debt (Note 5)           986,667                   1,077,112
        Accounts payable - trade                  3,432,808                   3,526,513
        Accrued liabilities                       1,316,439                   1,529,727
                Income taxes                              0                           0
                                               ------------                ------------

        Total current liabilities                12,075,434                  13,803,098

        Deferred income taxes - Non-current          57,000                           0

Long term debt
--------------

Current installments shown above (Note 5)         3,333,186                   4,044,584
Other non-current liabilities                       258,248                     249,248

Stockholders' Equity
--------------------

        Preferred stock of $1.00 par value
        per share - authorized 500,000
        shares; 19,000 shares issued and
        outstanding at 9/30/02                       19,000                      19,000

        Common stock of $.10 par value per
        share - authorized 10,000,000 shares;
        3,139,737 shares issued and 3,139,737
        outstanding at 9/30/02                      313,974                     313,974


        Additional paid-in capital                5,953,081                   5,953,081
        Retained earnings                         3,735,489                   3,875,113
        Foreign currency translation                   (960)                     23,240
                                               ------------                ------------
                                                 10,020,584                  10,184,408
                                               ------------                ------------

Total liabilities and stockholders' equity     $ 25,744,452                $ 28,281,338
                                               ------------                ------------

See Notes to Financial Statements.

                             TRANS-INDUSTRIES, INC.
                      Consolidated Statements of Cash Flows
D.           For the Nine Months Ended September 30, 2002 and 2001

                                                                          2002               2001
                                                                          ----               ----
                                                                       (Unaudited)        (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss                                                              $  (139,624)        $(2,109,269)
Adjustments to reconcile net loss
to net cash used by operations:
     Depreciation/Amortization                                            704,981           1,004,281
     Decrease (increase) in accts. receiv.                                602,709           1,453,856
     Decrease (increase) in refundable income tax                         764,606                 -0-
     Decrease (increase) in deferred income taxes                       1,017,000                 -0-
     Decrease (increase) in inventory                                    (131,557)          1,170,665
     Decrease (increase) in prepaid exp.                                   82,106             (37,766)
     Increase (decrease) in accts. payable                                (93,705)         (2,704,563)
     Increase (decrease) in accr. liab.                                  (213,288)           (305,845)
     Increase (decrease) in income taxes                                 (136,000)           (475,233)
     (Gain) Loss on sale of Property and Equipment                        (18,212)            649,244
     Other                                                                    692              14,525
                                                                      -----------         -----------


Net Cash Provided (Used) by Operations                                  2,439,708          (1,340,105)

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchase of property and equipment                                  (487,702)           (398,756)
     Proceeds from sale of Property & Equip.                              106,451           1,010,611
                                                                      -----------         -----------


Net Cash Provided (Used) by Investing                                    (381,251)            611,855

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from issuance preferred stock                                   -0-           1,900,000
     Net increase (repayment) of long-term
     borrowing.                                                          (792,843)           (644,186)
     Net proceeds (payment) of credit line                             (1,330,226)           (716,504)
                                                                      -----------         -----------

Net Cash Provided (Used) by Financing                                  (2,123,069)            539,310


Foreign currency translation                                              (24,200)             (7,192)
                                                                      -----------         -----------

Net increase (decrease) in cash                                           (88,812)           (196,132)
Cash at beginning of year                                                 161,782             317,754
                                                                      -----------         -----------
Cash at end of quarter                                                $    72,970         $   121,622
                                                                      ===========         ===========

Supplemental Disclosures:
     Interest paid                                                    $   549,315         $   896,944
     Income taxes paid                                                $       -0-         $       -0-


See Notes to Financial Statements

                     TRANS-INDUSTRIES, INC. AND SUBSIDIARIES

E.                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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


2.   Inventories

     The major components of inventories are:

                                                     9/30/02             12/31/01
                                                     -------             --------
                  Raw Materials                    $ 5,315,968         $ 5,283,603
                  Work in Process                    4,487,191           4,444,531
                  Finished Goods                     1,634,786           1,578,254
                                                   -----------         -----------
                                                   $11,437,945         $11,306,388
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

                     TRANS-INDUSTRIES, INC. AND SUBSIDIARIES

E.                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


5.   Long-Term Debt

     Long-term debt at September 30, 2002 consisted of the following:

     Trans-Industries, Inc., $3,840,000 term note, payable in                                   $2,362,994
     monthly installments of $35,607 which includes interest at bank's prime lending rate, plus 1.75% (effective rate of 6.5%
     at September 30, 2002) with a balloon payment of $1,706,921 in January 2005.  The note is secured by substantially all the assets of the Company.


     Term note, payable in monthly installments of $50,965.
     Interest is payable monthly at the bank's prime lending
     rate plus 1.75% (effective rate 6.5% at September 30,
     2002) with a balloon payment of $509,652. The note is
     due January 2005 and is secured by substantially all the
     assets of the Company.                                                                      1,885,712

     Other                                                                                          71,147
                                                                                                ----------
                                                                                                 4,319,853
     Less current installments                                                                    (986,667)
                                                                                                ----------
     Long-term debt                                                                             $3,333,186
                                                                                                ==========

     The Company also has a secured $13,000,000 line of credit, in the form of a demand note, of which $6,339,520 was utilized at September 30, 2002. Interest is charged at the bank's prime lending rate, plus 1.75% and is payable monthly.

     The line of credit agreement requires the company to earn $1.00 pre tax per month. The agreement also restricts the payments of dividends, repurchase of common stock, and acquisition of property and equipment. At September 30, 2002 the company was not in compliance with the earnings covenant and obtained a waiver for such non-compliance from its lender. The waiver was issued subject to management's agreement to seek alternate financial arrangements and provide the bank with a commitment letter, by February 3, 2003, to take out all of the bank's debt. If the Company fails to provide a commitment letter by this date, the Company is required to pay the bank a fee. Alternatively, the bank has indicated its willingness to reconsider its position if the Company presents the bank with an acceptable independent analysis detailing revenue opportunities and cost reduction initiatives associated with the Company's information product's line. It is the Company's belief that they will be able to provide the bank with an acceptable analysis and cost reduction plan, so that the bank will forego its requirement for the Company to seek alternate financing arrangements. The Company has also initiated discussions with several other financial institutions regarding the complete financing needs of the Company which would include retiring the entire debt with its present bank.

                     TRANS-INDUSTRIES, INC. AND SUBSIDIARIES

E.                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


6.   Loss Per Share

     For the three and nine months ended September 30, 2001 and 2002 all options outstanding have been excluded from the computation of diluted loss per share as the effect would be anti-dilutive.


7.   Segment Information

     The Company operates in one market segment, the transportation industry, with products directed towards customers in the mass transit, highway, airline and rental car segments. Financial information summarized by geographic area is as follows:


                                              9/30/02                                        9/30/01
                                ----------------------------------------    ----------------------------------------
                                                          LONG-                                         LONG-
                                                          -----                                         -----
                                                          LIVED                                         LIVED
                                                          -----                                         -----
                                    REVENUES              ASSETS                 REVENUES              ASSETS
                                    --------              ------                 --------              ------
     United States                $18,795,944          $4,410,183              $22,165,491           $6,329,632
     United Kingdom                 1,254,076             193,965                1,132,731              242,934
     Canada                         4,406,257               - 0 -                3,659,943                - 0 -
     Other                            201,924               - 0 -                  412,714                - 0 -
                                  -----------          ----------              -----------           ----------
     Total                        $24,658,201          $4,604,148              $27,370,879           $6,572,566
                                  ===========          ==========              ===========           ==========


8.   Restructuring Costs

     The Company, in June 2001, reported restructuring charges relating to the consolidation of manufacturing facilities in England of approximately $700,000. A major portion of this charge, $648,000, relates to the disposal of redundant property and equipment. Also included in the restructuring charge is $21,000 for severance pay and approximately $31,000 for the cancellation of leases and miscellaneous fees.

                     TRANS-INDUSTRIES, INC. AND SUBSIDIARIES

E.                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


9.   Note-Goodwill

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


A reconciliation of net earnings (loss) and earnings (loss) per share reported in the consolidated statements of operations to the net earnings (loss) and earnings (loss) per share adjusted for the effect of goodwill amortization for the nine month periods is as follows:

                                                               Nine Months Ended Sept. 30,
                                                       --------------------------------------------
                                                               2002                      2001
                                                               ----                      ----
Net earnings (loss):
     Net earnings (loss) as reported                         $(139,624)           $ (2,109,269)
     Goodwill amortization                                          --                 121,354
                                                       --------------------------------------------

     Adjusted net earnings (loss)                            $(139,624)           $ (1,987,915)
                                                       ============================================


                                                               Nine Months Ended Sept. 30,
                                                       --------------------------------------------
                                                               2002                      2001
                                                               ----                      ----
Basic and diluted earnings (loss) per share:
      Net earnings (loss) as reported                        $   (0.04)           $      (0.67)
      Goodwill amortization                                         --                    0.04
                                                       --------------------------------------------


      Adjusted net earnings (loss) per share                 $   (0.04)           $     ( 0.63)
                                                       ============================================

                     TRANS-INDUSTRIES, INC. AND SUBSIDIARIES

Item 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL


                       CONDITION AND RESULTS OF OPERATIONS

                    For Nine Months Ended September 30, 2002

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

Sales and Earnings

Sales for the quarter ended September 30, 2002, were $7,603,082 compared to $8,317,115 for the same period a year ago. This decrease of $714,033 is primarily attributed to the closing of two operations during 2001. Additionally demand for the Company's highway information products, was not as strong in the third quarter of 2002 as it was a year ago. For the nine-month period ending September 30, 2002 sales were $24.7 million compared with $27.4 million a year ago. $2.2 million of this $2.7 million decrease is attributable to the closing of two operations during 2001.

During the third quarter of 2002, the Company recorded a net loss of $491,992 or $.16 per share on sales of $7,603,082. For the same period last year, sales were $8,317,115 with a net loss of $538,478 or $.17 per share. For the nine months ending September 30, 2002, sales were $24,658,201 with a net loss of $139,624. For the same nine-month period a year ago, sales were $27,370,879 and a net loss of $2,109,269 was recorded. The 2002 reduction in the nine-month loss on less sales is primarily attributed to the closing of two unprofitable operations during 2001.

Inventories

Inventory valuation is based upon the lower of cost or market. At September 30, 2002, consolidated inventories were $11,437,945 compared to $11,885,436 a year ago. This decrease of $447,491 reflects the Company's effort to bring its inventory level more in line with its sales volume. This is particularly the situation at the information products operation where new software packages are currently being installed to improve production planning and control as well as product costing data.

                 TRANS-INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                       CONDITION AND RESULTS OF OPERATIONS

                    For Nine Months Ended September 30, 2002


Interest

Interest expense amounted to approximately $164,000 and $296,000 for the third quarter of 2002 and 2001, respectively. This decrease of $132,000 was the result of lower interest rates and lower debt levels in 2002.

Financial Condition

Current financial resources coupled with anticipated funds from operations are expected to meet funding requirements for the remainder of the year, based upon present needs.

                 TRANS-INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

       Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

                    For Nine Months Ended September 30, 2002


The Company is exposed to the impact of foreign currency fluctuations. International revenue from the Company's foreign subsidiary was approximately 6% of total revenues for nine months ended September 30, 2002. The Company's primary foreign currency exposure is the British Pound. The Company manages its exposure to foreign currency assets and earnings primarily by funding certain foreign currency denominated assets with liabilities in the same currency and, as such, certain exposures are naturally offset.

The Company's financial results are affected by changes in U.S. and foreign interest rates. The Company does not hold financial instruments that are subject to market risk (interest rate risk and foreign exchange rate risk).


Item 4. CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation within 90 days of the filing date of this report, that our disclosure controls and procedures are effective for gathering, analyzing and disclosing the information we are required to disclose in our reports filed under the Securities Exchange Act of 1934. There have been no significant changes in our internal controls or in other factors that could significant affect these controls subsequent to the date of the previously mentioned evaluation.

                                   SIGNATURES




     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                TRANS-INDUSTRIES, INC.




Date: November 06, 2002                         /s/  Kai Kosanke
      -------------------------                 --------------------------------
                                                Kai Kosanke, Treasurer
                                                and Chief Financial Officer



 Date: November 06, 2002                        /s/  Keith LaCombe
       ------------------------                 --------------------------------
                                                Keith LaCombe
                                                Assistant Treasurer

                             TRANS-INDUSTRIES, INC.
                                  CERTIFICATION

            PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002



I, Dale S. Coenen certify that:


1. I have reviewed this quarterly report on Form 10-Q of Trans-Industries, Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I (herein the "Certifying Officer") are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a and 14 and 15d-14) for the registrant and we have;

         a) designed such internal controls to ensure that material information relating to the registrant, including its consolidated subsidiaries, (collectively the "Company") is made known to the Certifying Officers by others within the Company, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's internal controls as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report the conclusions of the Certifying Officers about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's Certifying Officers have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors:

         a) all significant deficiencies (if any) in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's Certifying Officers have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: November 6, 2002


/s/ Dale S. Coenen
--------------------------------------------------------------------------------


Dale S. Coenen
Chief Executive Officer

See also the certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, which is also attached to this report.

                             TRANS-INDUSTRIES, INC.
                                  CERTIFICATION

            PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002



I, Kai Kosanke certify that:


1. I have reviewed this quarterly report on Form 10-Q of Trans-Industries, Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I (herein the "Certifying Officer") are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a and 14 and 15d-14) for the registrant and we have;


         a) designed such internal controls to ensure that material information relating to the registrant, including its consolidated subsidiaries, (collectively the "Company") is made known to the Certifying Officers by others within the Company, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's internal controls as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report the conclusions of the Certifying Officers about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's Certifying Officers have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors:

         a) all significant deficiencies (if any) in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's Certifying Officers have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: November 6, 2002


/s/ Kai Kosanke
--------------------------------------------------------------------------------


Kai Kosanke
Chief Financial Officer

See also the certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, which is also attached to this report.

                               10-Q EXHIBIT INDEX

EXHIBIT NO.             DESCRIPTION

EX-99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.