Form 10-K
period 2002-12-31
TRANS INDUSTRIES INC
filed 2003-03-31
CIK 99102

                                    FORM 10-K




                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002     Commission File Number 0-4539

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

        As of February 28, 2003, 3,139,737 shares of Common Stock were outstanding and the aggregate market value of the Common Stock held by non-affiliates of the registrant (based upon the last sale price on the NASDAQ National Market) was approximately $8,295,832.

DOCUMENTS INCORPORATED BY REFERENCE

        Information called for by Part III (Items 10, 11, 12, and 13) is incorporated by reference from the Registrant's definitive proxy statement in connection with its Annual Meeting of Shareholders to be held on May 21, 2003, which Proxy Statement will be filed pursuant to Regulation 14A.

                                     PART I

Item 1     Business.

Introduction

              Trans-Industries, Inc. (the "Company") was incorporated in Delaware in 1967 to acquire the business of Transign, Inc., a company founded in 1952 to manufacture mechanical bus signs. Initially, the Company produced mechanical signage for the mass transit market, but its current efforts are concentrated on electronic systems for the display of information, bus lighting products, and source extraction systems for the environmental market. These products are sold to virtually all aspects of the transportation industry and to a broad range of commercial and industrial markets. The Company has two major customers - Gillig Corporation and New Flyer Industries - which each accounted for over 10 percent of consolidated annual sales. Although Gillig Corp. and New Flyer Industries are highly valued customers, the Company does not consider itself dependent upon them for continued ongoing sales. Sales volume is significantly affected by state and municipal government spending for mass transit, highway systems, and airports. As of February 28, 2003, the Company's backlog, after excluding foreign operations for all years, was $12,447,000 compared with $11,680,000 and approximately $12,408,000 for the same dates in 2002 and 2001, respectively. Of the current backlog, it is anticipated that 90 percent will be completed within one year.

Operations

        A.    Industry Segment.

              By nature, all products supplied by Trans-Industries and its subsidiary Companies are designed to provide comfort, convenience and safety to passengers and properties in the mass transit market. The signage is used as a means of communication with vehicle passengers. The signs provide a system to send messages to vehicle operators and passengers alike, whether the message is of alternate routes in heavy traffic or to warn of an impending hazard. The interior bus lighting systems not only provide comfort but illuminate the vehicle's interior which in effect improves passenger safety. The "source extraction system" is provided to transportation groups who use the system to clean their vehicles. This system provides a convenient method of maintaining a cleaner, healthier, and more comfortable atmosphere for the passengers. The production process for all but a small percentage of production is assembly work. The "source extraction system" is an engineering design, assembly and installation operation.

The customer base for most of Trans-Industries products include:

        1.    State departments of transportation;

        2.    Bus builders;

        3.    City and local governments and;

        4.    Private commercial enterprises.

        B.    Foreign and Domestic Operations and Export Sales.

              Through a subsidiary, the Company operates a manufacturing, assembly, sales, and service facility in the United Kingdom. This operation sells products purchased from the affiliated domestic companies, as well as products manufactured in the United Kingdom, to customers in Europe, Australia, and Asia. Additional foreign sales are made on an export basis from domestic offices as well as through certain agents abroad. Summarized financial information about foreign operations and exports is in Note N to the Consolidated Financial Statements. This business was sold affective March 7, 2003. See Notes K and L to the financial statements.

        C.    Research and Quality Control.

              The Company's principal research activities are conducted at its product development center in Rochester Hills, Michigan, where line maintenance and new product programs are carried out according to perceived market opportunities. Quality control, rather than being centralized, is a function performed at each manufacturing plant.

              Approximately $949,000, $816,000 and $966,000 was spent on research and development during the years-ended December 31, 2002, 2001 and 2000, respectively.

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

        F.    Employee Relations.

              The Company employs approximately 258 people, supplemented by temporary workers, with a minimum of these employees covered by a union contract that expires August 10, 2003. The Company considers its overall labor relations with employees to be good.

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

Item 2.    Properties.

              Domestic operations are conducted at eight principal facilities. Four are owned, of which two are located in Waterford, Michigan, one in Rochester Hills, Michigan and one in Bad Axe, Michigan. Four locations are leased. One of the leased facilities is an administrative office located in Rochester Hills, Michigan under a month to month lease agreement. Two leased facilities are in Wilmington, North Carolina. One facility is leased through January 2006 and the other is leased through June 2003.

              International operations are conducted in England at a leased facility located in Leeds. This plant is currently on the market for lease to a third party. The lease agreement expires in December 2009.

              The plants, all of which are well maintained and in good operating condition, contain an aggregate of approximately 280,000 square feet of floor space. Generally, the plants have been operating on a five day a week basis with occasional overtime.

Item 3.    Legal Proceedings.

              No material legal proceedings other than ordinary routine litigation incidental to the business are pending to which the registrant or any of its subsidiaries is a party of.

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

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

              The Common Stock is traded on the Over-the-Counter Market and is included in the National Association of Securities Dealers Automated Quotation System under the symbol TRNI. The following table sets forth the range of trade prices as reported by the National Securities Dealers Association, Inc. for the preceding two years:


                                                              Trade Prices
                                                              ------------

                                                     High                  Low
                                                     ----                  ---
                  2002
                      First Quarter                  3.50                   .90
                      Second Quarter                 4.00                  2.40
                      Third Quarter                  4.00                  2.50
                      Fourth Quarter                 4.00                  3.00


                  2001
                      First Quarter                  3.44                  1.13
                      Second Quarter                 4.00                  2.00
                      Third Quarter                  3.05                  1.26
                      Fourth Quarter                 1.60                   .87


These quotations reflect actual transactions without retail markup, markdown, or commission.

         As of December 31, 2002, there were 225 registered holders of the Common Stock of the Registrant.

Item 6.     Selected Financial Data.

        The following selected consolidated financial data relating to the Company and its subsidiaries has been taken from the consolidated financial statements. Such selected consolidated financial data should be read in conjunction with the consolidated financial statements of the Company.


OPERATIONS                                            2002              2001             2000              1999             1998
       Net Sales                                 $ 34,567,382      $ 36,135,578      $ 44,687,028      $ 39,544,177     $ 35,795,386
       Cost of Sales                               25,165,989        28,013,444        35,219,941        28,167,787       22,296,059
       Interest Expense                               664,727         1,191,470         1,444,864           955,953          565,889
       Income Tax Exp. (benefit)                     (165,000)       (1,944,000)         (305,000)          392,000        2,287,000
       Net Earnings (loss)                         (1,343,644)       (3,079,378)       (2,303,258)          225,643        4,071,729

FINANCIAL CONDITION
       Current Assets                              21,551,418        22,478,496        25,834,537        24,664,953       20,793,971
       Current Liabilities                         13,065,056        13,803,098        17,652,186        15,669,461        9,895,773
       Working Capital                              8,486,362         8,675,398         8,182,351         8,995,492       10,898,198
       Current Ratio                                     1.65              1.63              1.46              1.57             2.10
       Net Property, Plant
           and Equipment                            4,116,723         4,738,521         7,292,013         7,318,657        5,731,698
       Long Term Debt                               3,185,252         4,044,584         5,263,236         3,923,634        3,175,917
       Stockholders' Equity                         8,908,125        10,184,408        11,307,577        13,630,120       13,349,629
       Total Assets                                25,903,162        28,281,338        34,763,470        33,833,827       27,086,459
       Tangible Net Worth
       and Subordinated Debt                        8,673,104         9,120,087         9,670,657        11,779,903       12,788,839

COMMON SHARE DATA
       Net Earnings (loss) (a)
           Basic                                 $       (.43)     $       (.98)     $       (.73)     $        .07     $       1.30
           Diluted                               $       (.43)     $       (.98)     $       (.73)     $        .07     $       1.28
       Book Value (b)                            $       2.84      $       3.24      $       3.60      $       4.34     $       4.25
       Average Shares Outstanding
           Basic                                    3,140,000         3,140,000         3,140,000         3,140,000        3,138,000
           Diluted                                  3,140,000         3,140,000         3,140,000         3,140,000        3,185,000


         (a) Based on weighted average number of common shares and equivalents outstanding.

         (b)      Based on shares outstanding at year end.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements:

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

OPERATIONS

2002 Compared with 2001

        Sales for 2002 were $34.6 million compared to $36.1 million for the previous year. This sales decrease of $1.5 million or 4.3 percent, from 2001 sales levels, was attributable to the closing of two subsidiaries in 2001. Sales of the Company's electronic variable message signs showed an increase of almost 15 percent compared to a year ago. Although this increase was more than offset by the decrease caused by the closing of two subsidiaries, the Company believes this trend of increased demand for its information systems will continue as the markets for this product continue to recover from the 9/11/01 disaster. Additionally, the company is extending its customer base in the commercial market place to include such things as the sale of electronic kiosks. Inflationary impact on sales for 2002 and 2001 was minimal.

        For the first quarter of 2003, it is anticipated that sales will be at approximately at the same level as they were for the first quarter of 2002. At this anticipated sales level, the Company expects to post a slight loss from operations for the first quarter of 2003.

        The Company's pretax loss for 2002 amounted to $1,508,643 compared to a pretax loss of $5,022,961 for the 2001 fiscal year. Included in the pretax loss for 2002 is a $450,000 impairment loss. The Company's wholly owned foreign subsidiary had mounting losses during 2002 and the outlook for 2003 and beyond was bleak. Consequently, in March of 2003, the Company sold all of the assets of this English based Company to its managing director, thus giving rise to the impairment loss recorded in 2002. It is anticipated this transaction will generate an income tax benefit of approximately $1.5 million. Since this benefit is in the form of a tax loss carry-forward, the Company will recognize this benefit as taxable income is generated. Additionally the Company noticed a slight drop in its profit margin on its Bus Lighting product due to competitive pressures and efforts employed to successfully maintain its market share. Included in the pretax loss for 2001 is $2.1 million of restructuring costs associated with the closing of two subsidiaries as well as $2.7 million of operating loss from the closed operations.

        Cost of sales for 2002 was $25,165,989 compared to $28,013,444 for the previous year. As a percentage of sales, this amounted to 72.8 percent in 2002 and 77.5 percent in 2001. This improvement of 4.7 percent was the result of closing the two subsidiaries in 2001.

        Selling, general, and administrative expenses remained at approximately the same level for 2002 and 2001. Total administrative expenses for 2002 dropped to $9,829,489 from $9,915,491 in 2001.

        Interest expense in 2002 decreased to $664,727 from $ 1,191,470 in 2001. This decrease of $526,743 reflects lower borrowings and lower interest rates for the 2002 year.

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

CRITICAL ACCOUNTING POLICIES

The Company's discussion and analysis of its financial condition and results of operations are based upon the Company's financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Our significant accounting policies are discussed in note B of the notes to the consolidated financial statements included herein. Our critical accounting policies are subject to judgments and uncertainties which affect the application of these policies. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. On an on-going basis, the Company evaluates its estimates, including those related to the valuation of accounts receivable, inventory, deferred tax assets, and property and equipment. In the event estimates or assumption prove to be different from actual amounts, adjustments are made in the subsequent period to reflect more current information. The material accounting policies that the Company believes are most critical to the understanding of the Company's financial position and results of operation are discussed below.

ACCOUNTS RECEIVABLE VALUATION:

The Company monitors its accounts receivable and charges to expense an amount equal to its estimate of uncollectible accounts. The Company considers a number of factors in determining its estimates, including, the length of time trade accounts receivable are past due, the Company's previous loss history, the customer's current ability to pay its obligation and the condition of the general economy and the industry as a whole. The use of different estimates for future uncollectible accounts would result in different charges to selling, general and administrative expenses in each period presented.

INVENTORY VALUATION:

Inventories are valued at the lower of cost or market; cost being determined under the first in, first out method. Provision is made to reduce inventories to net realizable value for excess and/or obsolete inventory. The Company periodically reviews its inventory levels in order to identify obsolete and slow-moving inventory. The use of different assumptions in determining slow-moving and obsolete inventories would result in different charges to cost of sales in each period presented.

DEFERRED INCOME TAXES AND VALUATION ALLOWANCE:

Deferred income tax assets and liabilities represent the future income tax effect of temporary differences between the book and tax bases of the Company's assets and liabilities, assuming they will be realized and settled at the amounts reported in the Company's financial statements. The Company records a valuation allowance to reduce its deferred tax assets to the amount that it believes is more likely than not to be realized. This assessment includes consideration for the scheduled reversal of temporary taxable differences, projected future taxable income and tax planning strategies.

PROPERTY, PLANT AND EQUIPMENT:

The Company depreciates its property and equipment over estimated useful lives established by management. Management has determined that useful lives of three to ten years for machinery and equipment and ten to forty years for buildings and improvements are appropriate lives. The use of shorter or longer lives would result in different depreciation amounts being charged to operations during the periods presented. The Company has also elected to depreciate its property using the straight-line and accelerated methods. The use of different methods would result in different depreciation charges in each of the periods presented.

LIQUIDITY AND CAPITAL RESOURCES

         As of year-end 2002, the Company had $8.5 million of working capital compared with $8.7 million at year-end 2001 and $8.2 million at year-end 2000. This decrease in working capital of $.2 million in 2002 from 2001 was primarily due to the decrease of refundable and deferred federal income tax in 2002. The Company showed a net generation of cash from operating activities of $1,879,000 for the year ended December 31, 2002. Net cash generated by operations was primarily the result of an income tax refund received in 2002 and non-cash expenses, primarily depreciation of property, plant, and equipment. The Company utilized cash from investing activities of $480,039 which is the net of sales and purchases of property and equipment. Financing activities utilized $1,603,080, which represents the net reduction of bank debt for the current year. The increase in working capital of $.5 million in 2001 from 2000 was primarily due to the increase in refundable income taxes.

         Anticipated increases in required working capital are expected to be met from the cash flow from operations and credit line borrowings. At December 31, 2002, there were no material commitments for capital expenditures for the ensuing year, beyond tooling and maintenance requirements. In November 2002, the Company was notified by its primary lender to seek alternate financing. In March 2003, the Company signed a letter of intent from another bank. Under the terms of the letter and subject to the bank's final approval, the Company will replace the existing line of credit facility and the term notes with a three year line of credit facility allowing the Company to borrow up to $10,000,000 bearing interest at 1.25% above the bank's prime rate, and a $5,000,000 term note, which would bear interest at 2% over the bank's prime rate. The term note would be repaid in equal installments over ten years.

DIVIDENDS

         Typically, the Company does not pay cash dividends on its common stock. See Note F regarding dividends on preferred stock.


RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         In June 2002, the FASB issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities", which is effective for exit or disposal activities that are initiated after December 31, 2002. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue

No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost as defined in Issue 94-3 was recognized at the date of an entity's commitment to an exit plan. Management believes that the adoption of this pronouncement will not have a material impact on the Company's financial position or results of operations.

         In November 2002, the Emerging Issues Task Force reached a consensus opinion on EITF 00-21, "Revenue Arrangements with Multiple Deliverables." The consensus provides that revenue arrangements with multiple deliverables should be divided into separate units of accounting if certain criteria are met. The consideration for the arrangement should be allocated to the separate units of accounting based on their relative fair values, with different provisions if the fair value of all deliverables are not known or if the fair value is contingent on delivery of specified items or performance conditions. Applicable revenue recognition criteria should be considered separately for each separate unit of accounting. EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. Entities may elect to report the changes as a cumulative effect adjustment in accordance with APB Opinion 20, Accounting Changes. The Company has not determined the effect of adoption EITF 00-21 on its financial statements or the method of adoption it will use.

         In December 2002, the FASB issued SFAS 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123", which is effective for years ending after December 15, 2002. This Statement amends FASB SFAS 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company does not plan to change to the fair value based method of accounting for stock-based employee compensation and has included the disclosure requirements of SFAS 148 in the accompanying financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

         The Company's exposure to interest rate risk is limited to fluctuations in the banks prime lending rate which may increase or decrease the effective interest rate on the Company's revolving credit facility. The Company is exposed to the impact of foreign currency fluctuations. International revenues from the foreign subsidiary were approximately 5% of total revenues for the twelve months ended December 31, 2002. The Company's primary foreign currency exposure is the British Pound. The Company manages its exposure to foreign currency denominated assets with liabilities in the same currency and, as such, certain exposures are naturally offset. The Company's foreign currency loss is immaterial and as such the exposure has been omitted. The bulk of the items purchased by the Company are electronic components not considered commodities, as such there is no real commodity price risk. The Company does not hold any derivative instruments or engage in any hedging activities. Therefore SFAS 133 is not applicable.

Item 8. Financial Statements.

         The following pages contain the Consolidated Balance Sheets as of December 31, 2002 and 2001 and the related Consolidated Statements of Operations, Stockholders' Equity and Cash Flows for each of the years in the three-year period ended December 31, 2002, including the report of the Company's independent certified public accountants.

           CONSOLIDATED FINANCIAL STATEMENTS AND REPORT OF INDEPENDENT
                          CERTIFIED PUBLIC ACCOUNTANTS

                     TRANS-INDUSTRIES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 2002, 2001 AND 2000

                                    CONTENTS




                                                                                                      PAGE
Report of Independent Certified Public Accountants..................................................   18

FINANCIAL STATEMENTS

    Consolidated Balance Sheets.....................................................................   19

    Consolidated Statements of Operations...........................................................   21

    Consolidated Statements of Comprehensive Loss...................................................   22

    Consolidated Statements of Stockholders' Equity.................................................   23

    Consolidated Statements of Cash Flows...........................................................   24

    Notes to Consolidated Financial Statements......................................................   25

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



Board of Directors
Trans-Industries, Inc.

We have audited the accompanying consolidated balance sheets of Trans-Industries, Inc. (a Delaware corporation) and Subsidiaries as of December 31, 2002 and 2001 and the related consolidated statements of operations, comprehensive loss, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Trans-Industries, Inc. and Subsidiaries as of December 31, 2002 and 2001, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

/s/Grant Thornton



Southfield, Michigan
February 24, 2003 (except for Note E, as to which the date is March 18, 2003 and Note L, as to which the date is March 7, 2003)

                     TRANS-INDUSTRIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                  DECEMBER 31,



                                         ASSETS                                   2002                     2001
                                                                               -----------              -----------
CURRENT ASSETS
    Cash                                                                       $    24,996              $   161,782
    Accounts receivable, less allowance for doubtful
       accounts of $428,000 in 2002 and $481,000
       in 2001                                                                   9,049,864                8,856,017
    Inventories                                                                 11,069,129               11,306,388
    Refundable income taxes                                                        146,000                  764,606
    Deferred income taxes                                                          968,000                  997,000
    Prepaid expenses and other current assets                                      293,429                  392,703
                                                                               -----------              -----------
              Total Current Assets                                              21,551,418               22,478,496


PROPERTY, PLANT AND EQUIPMENT - AT COST
    Land                                                                           220,564                  306,881
    Land improvements                                                              126,660                  126,660
    Buildings                                                                    5,825,461                6,019,461
    Machinery and equipment                                                     10,388,961               10,441,646
                                                                               -----------              -----------
                                                                                16,561,646               16,894,648
    Less accumulated depreciation and amortization                              12,444,923               12,156,127
                                                                               -----------              -----------
              Net property, plant and equipment                                  4,116,723                4,738,521

Goodwill, less accumulated amortization of
    $74,999 in 2002 and 2001                                                       150,369                  150,369
Deferred income taxes                                                                    -                  824,000
Other assets                                                                        84,652                   89,952
                                                                               -----------              -----------
                                                                               $25,903,162              $28,281,338
                                                                               ===========              ===========



   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                   LIABILITIES AND STOCKHOLDERS' EQUITY                             2002                    2001
                                                                                 -----------             -----------
CURRENT LIABILITIES
    Note payable to bank                                                         $ 7,072,265             $ 7,669,746
    Current maturities of long-term debt                                             930,845               1,077,112
    Accounts payable                                                               3,441,720               3,526,513
    Accrued liabilities                                                            1,620,226               1,529,727
                                                                                 -----------             -----------
              Total Current Liabilities                                           13,065,056              13,803,098

LONG-TERM DEBT, EXCLUDING CURRENT MATURITIES                                       3,185,252               4,044,584


DEFERRED INCOME TAXES                                                                483,000                       -


OTHER LIABILITIES                                                                    261,729                 249,248

COMMITMENTS AND CONTINGENCIES (NOTE G)                                                     -                       -

STOCKHOLDERS' EQUITY
    Preferred stock of $1 par value per share, authorized
       500,000 shares; 19,000 issued and outstanding                                  19,000                  19,000
    Common stock of $0.10 par value per share, authorized
       10,000,000 shares; 3,139,737 issued and outstanding                           313,974                 313,974
    Additional paid-in capital                                                     5,953,081               5,953,081
    Retained earnings                                                              2,531,469               3,875,113
    Accumulated other comprehensive income                                            90,601                  23,240
                                                                                 -----------             -----------
              TOTAL STOCKHOLDERS' EQUITY                                           8,908,125              10,184,408
                                                                                 -----------             -----------
                                                                                 $25,903,162             $28,281,338
                                                                                 ===========             ===========

                     TRANS-INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                            YEARS ENDED DECEMBER 31,



                                                                2002                 2001                    2000
                                                           ------------           ------------           ------------
Net sales                                                  $ 34,567,382           $ 36,135,578           $ 44,687,028

Cost of goods sold                                           25,165,989             28,013,444             35,219,941
                                                           ------------           ------------           ------------
              Gross profit                                    9,401,393              8,122,134              9,467,087

Selling, general and administrative expenses                  9,829,489              9,915,491             10,775,130
Restructuring costs                                                   -              2,116,153                      -
Impairment loss                                                 450,000                      -                      -
                                                           ------------           ------------           ------------
              Operating loss                                   (878,096)            (3,909,510)            (1,308,043)

Other expense (income), net
    Interest expense                                            664,727              1,191,470              1,444,864
    Other                                                       (34,179)               (77,602)              (144,649)
                                                           ------------           ------------           ------------
                                                                630,548              1,113,868              1,300,215
                                                           ------------           ------------           ------------
              Loss before income taxes                       (1,508,644)            (5,023,378)            (2,608,258)

Income tax benefit                                             (165,000)            (1,944,000)              (305,000)
                                                           ------------           ------------           ------------
              Net loss                                     $ (1,343,644)          $ (3,079,378)          $ (2,303,258)
                                                           ============           ============           ============

Loss per share:
    Basic                                                  $       (.43)          $       (.98)          $       (.73)
                                                           ============           ============           ============
    Diluted                                                $       (.43)          $       (.98)          $       (.73)
                                                           ============           ============           ============


   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                     TRANS-INDUSTRIES, INC. AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

                            YEARS ENDED DECEMBER 31,



                                                              2002                    2001                    2000
                                                          -----------             -----------             -----------
Net loss                                                  $(1,343,644)            $(3,079,378)            $(2,303,258)

Other comprehensive income (loss)
    Equity adjustment from foreign
       currency translation                                    67,361                  56,209                 (19,285)
                                                          -----------             -----------             -----------
Comprehensive loss                                        $(1,276,283)            $(3,023,169)            $(2,322,543)
                                                          ===========             ===========             ===========



   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                     TRANS-INDUSTRIES, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000



                                                                                                        ACCUMULATED
                                                                         ADDITIONAL                        OTHER
                                            PREFERRED      COMMON          PAID-IN          RETAINED   COMPREHENSIVE
                                              STOCK        STOCK           CAPITAL          EARNINGS   INCOME (LOSS)      TOTAL
                                          ------------   ------------   ------------   ------------    ------------    ------------
Balance at January 1, 2000                $         -   $    313,974   $  4,072,081   $  9,257,749    $    (13,684)   $ 13,630,120
Net loss                                             -              -              -     (2,303,258)              -      (2,303,258)
Other comprehensive loss                             -              -              -              -         (19,285)        (19,285)
                                          ------------   ------------   ------------   ------------    ------------    ------------
Balance at December 31, 2000                         -        313,974      4,072,081      6,954,491         (32,969)     11,307,577
Issuance of 19,000 shares of
    preferred stock                             19,000              -      1,881,000              -               -       1,900,000
Net loss                                             -              -              -     (3,079,378)              -      (3,079,378)
Other comprehensive income                           -              -              -              -          56,209          56,209
                                          ------------   ------------   ------------   ------------    ------------    ------------
Balance at December 31, 2001                    19,000        313,974      5,953,081      3,875,113          23,240      10,184,408
Net loss                                             -              -              -     (1,343,644)              -      (1,343,644)
Other comprehensive income                           -              -              -              -          67,361          67,361
                                          ------------   ------------   ------------   ------------    ------------    ------------
Balance at December 31, 2002              $     19,000   $    313,974   $  5,953,081   $  2,531,469    $     90,601    $  8,908,125
                                          ============   ============   ============   ============    ============    ============



   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                     TRANS-INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            YEARS ENDED DECEMBER 31,


                                                                                   2002              2001              2000
                                                                                -----------       -----------       -----------
OPERATING ACTIVITIES
    Net loss                                                                    $(1,343,644)      $(3,079,378)      $(2,303,258)
    Adjustments to reconcile net loss to net
       cash provided by (used in) operations:
          Depreciation of property, plant and equipment                             939,344         1,055,681         1,247,147
          Bad debt expense                                                          378,921           397,598           375,220
          Amortization and write-off of goodwill                                          -         1,337,616           166,389
          Impairment loss                                                           450,000                 -                 -
          (Gain) loss on sale of property and equipment                             (21,384)          820,238                 -
          Deferred income tax expense (benefit)                                   1,336,000        (1,205,000)          (55,000)
          Changes in operating assets and liabilities:
              (Increase) decrease in accounts receivable                           (572,768)        1,671,920          (811,568)
              (Increase) decrease in inventories                                    (28,864)        1,749,713          (256,580)
              (Decrease) increase in accounts payable                               (84,793)       (3,408,684)        2,568,074
              Increase (decrease) in other                                          826,160          (404,890)       (1,063,151)
                                                                                -----------       -----------       -----------
                Net cash provided by (used in) operating activities               1,878,972        (1,065,186)         (132,727)
INVESTING ACTIVITIES
    Purchases of property, plant and equipment                                     (589,663)         (444,785)       (1,220,503)
    Proceeds from sale of property and equipment                                    109,624         1,122,358                 -
                                                                                -----------       -----------       -----------
                Net cash (used in) provided by investing activities                (480,039)          677,573        (1,220,503)

FINANCING ACTIVITIES
    Borrowings from long-term debt                                                   27,576                 -         2,765,318
    Repayments of long-term debt                                                 (1,033,175)         (954,565)       (1,078,735)
    Net repayments of note payable to bank                                         (597,481)         (770,003)         (160,267)
    Proceeds from issuance of preferred stock                                             -         1,900,000                 -
                                                                                -----------       -----------       -----------
                Net cash (used in) provided by financing activities              (1,603,080)          175,432         1,526,316

Effect of foreign currency exchange rate changes                                     67,361            56,209           (19,285)
                                                                                -----------       -----------       -----------
Net (decrease) increase in cash                                                    (136,786)         (155,972)          153,801
Cash at beginning of year                                                           161,782           317,754           163,953
                                                                                -----------       -----------       -----------
Cash at end of year                                                             $    24,996       $   161,782       $   317,754
                                                                                ===========       ===========       ===========
SUPPLEMENTAL DISCLOSURES
    Interest paid                                                               $   760,988       $ 1,160,956       $ 1,413,202
                                                                                ===========       ===========       ===========
    Income taxes paid                                                           $         -       $         -       $         -
                                                                                ===========       ===========       ===========



   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                     TRANS-INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2002, 2001 AND 2000



NOTE A - NATURE OF OPERATIONS

The Company is a multinational manufacturer of lighting and information display systems. The principal markets for its products are the United States, the United Kingdom and Canada. Sales volume is significantly affected by state and municipal government spending for mass transit, highway systems and airports.

The Company has sustained losses from operations in each of the three years ended December 31, 2002. During 2002, the Company was in default of the covenant contained in its credit facility and in November 2002, the Company's primary lender requested that the Company seek alternate financing. As discussed in Note E, in March 2003, the Company signed a letter of intent from another bank, which will provide it with the ability to obtain financing in excess of its current facility. In addition, management has taken a number of steps, including ceasing operations at TWS and TMEL (See Note J), selling VIL in March 2003 (See Note L), building an experienced management team at Vultron and increased sales and cost containment efforts at Vultron, which it believes are sufficient to provide the Company with the ability to continue its operations in the near term.

NOTE B - SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the parent company and its wholly owned subsidiaries (the Company). All significant intercompany balances and transactions have been eliminated in consolidation. The financial statements as of December 31, 2001 and for the years ended December 31, 2001 and 2000 include the accounts of the Company's wholly-owned subsidiaries, Transmatic, Inc., Transign, Inc., Vultron, Inc., The Lobb Company, Vultron International, Ltd., Transmatic Window Systems, Inc. (TWS) and Transmatic Europe, Ltd. (TMEL). As discussed in Note J, during 2001, the Company completed a restructuring plan, which included the ceasing of operations at TWS and TMEL. As such, these companies are excluded from the consolidated financial statements as of and for the year ended December 31, 2002.

ACCOUNTS RECEIVABLE

Accounts receivable consist solely of amounts billed to customers. The majority of the Company's accounts receivable are due from state and local governments and companies in the transportation industry. Credit is extended based on evaluation of a customers' financial condition, and generally, collateral is not required. Accounts receivable are generally due within 30 days and are stated at amounts due from customers net of an allowance for doubtful accounts. Accounts outstanding longer than the contractual payment terms are considered past due. The Company determines its allowance by considering a number of factors, including the length of time trade accounts receivable are past due, the Company's previous loss history, the customer's current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole. The Company writes-off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts.

                     TRANS-INDUSTRIES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 2002, 2001 AND 2000


NOTE B - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)


Changes in the Company's allowance for doubtful accounts are as follows:

                                   2002             2001              2000
                                 ---------       ---------          ---------
Balance at January 1,            $ 481,000       $ 656,000          $ 363,000
    Bad debt expense               379,000         398,000            375,000
    Accounts written off          (432,000)       (573,000)           (82,000)
                                 ---------       ---------          ---------
Balance at December 31,          $ 428,000       $ 481,000          $ 656,000
                                 =========       =========          =========

REVENUE RECOGNITION

Revenue from product sales is recorded when delivery has occurred or title has passed, persuasive evidence of an arrangement exists, the price is fixed and determinable and collectibility is reasonably assured.

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

GOODWILL

Goodwill was recorded in connection with the Company's acquisitions of Transign, Inc., the Lobb Company and Transmatic Window Systems, Inc. (f/k/a Plastech Transparencies, Inc.). Through December 31, 2001, the Company was amortizing goodwill over a 10 to 30 year period, using the straight-line method. Effective January 1, 2002, the Company adopted the provisions of Statement No. 142, "Goodwill and Other Intangible Assets", ("SFAS 142") that was issued by the Financial Accounting Standards Board in July 2001. SFAS 142, which is effective for years beginning after December 15, 2001, addresses how intangible assets, including goodwill, that are acquired individually or with a group of other assets should be accounted for in financial statements upon their acquisition. SFAS 142 also specifies that goodwill is no longer subject to amortization, but must be measured for impairment annually or when an impairment indicator exists. A fair value approach is used to test for impairment. An impairment charge is recognized for the amount, if any, by which the carrying amount of the intangible assets exceeds its fair value. The Company completed its annual impairment test as of December 31, 2002 and determined that no impairment loss should be recognized. Fair values were established using estimated future cash flows.

                     TRANS-INDUSTRIES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 2002, 2001 AND 2000


NOTE B - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)


A reconciliation of the net loss and loss per share reported in the statements of operations to the net loss and loss per share adjusted for the effect of goodwill amortization is as follows:

                                                              YEARS ENDED DECEMBER 31,
                                               -----------------------------------------------------
                                                    2002                2001                2000
                                               -------------       -------------       -------------
Net loss:
  Reported net loss                            $  (1,343,644)      $  (3,079,378)      $  (2,303,258)
  Amortization of goodwill                                 -             148,487             166,389
                                               -------------       -------------       -------------
  Adjusted net loss                            $  (1,343,644)      $  (2,930,891)      $  (2,136,869)
                                               =============       =============       =============

Loss per share:
  Reported loss per share                      $        (.43)      $        (.98)      $        (.73)
  Amortization of goodwill                                 -                 .05                 .05
                                               -------------       -------------       -------------
  Adjusted loss per share                      $        (.43)      $        (.93)      $        (.68)
                                               =============       =============       =============


STOCK BASED COMPENSATION

At December 31, 2002, the Company has a stock-based employee compensation plan, which is described more fully in Note I. The Company accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in net loss, as all options granted under this plan had an exercise price greater than or equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net loss and loss per share if the company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

                     TRANS-INDUSTRIES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 2002, 2001 AND 2000



NOTE B - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)



                                                                            YEARS ENDED DECEMBER 31,
                                                           -----------------------------------------------------------
                                                               2002                   2001                    2000
                                                           -------------          -------------          -------------
Net loss, as reported                                      $  (1,343,644)         $  (3,079,378)         $  (2,303,258)
Deduct:  Total stock-based employee compensation
   expense determined under fair value based
   method for all awards, net of tax                             (36,115)               (75,620)              (117,744)
                                                           -------------          -------------          -------------
  Pro forma net loss                                       $  (1,379,759)         $  (3,154,998)         $  (2,421,002)
                                                           =============          =============          =============
Loss per share:
  Basic - as reported                                      $        (.43)         $        (.98)         $        (.73)
  Basic - pro forma                                        $        (.44)         $       (1.00)         $        (.77)

  Diluted - as reported                                    $        (.43)         $        (.98)         $        (.73)
  Diluted - pro forma                                      $        (.44)         $       (1.00)         $        (.77)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted average assumptions for the options and SAR's granted in 2001 and 2000, respectively: risk-free interest rates of 5.4% and 6.7%; expected volatility of 71.42% and 61.41%; expected lives of 10 years for options and four years for SAR's for all years; and no dividend yield for all years.

FOREIGN CURRENCY TRANSLATION

Assets and liabilities of foreign subsidiaries are translated principally at year-end exchange rates. Income and expense accounts are converted using the average exchange rate prevailing throughout the period. The gains and losses resulting from the translation of these accounts are reported as a separate component of stockholders' equity.

RESEARCH AND DEVELOPMENT

Research and development costs are expensed as incurred. Research and development costs approximated $949,000, $816,000 and $966,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

WARRANTIES

The Company records a liability for an estimate of costs that it expects to incur under its limited warranty when product revenue is recognized. Factors affecting the Company's warranty liability include the number of units sold and historical and anticipated rates of claims and costs per claim. The Company periodically assesses the adequacy of its warranty liability based on changes in these factors. Historically, the Company's warranty costs have been insignificant.

                     TRANS-INDUSTRIES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 2002, 2001 AND 2000


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

SELF INSURANCE

The Company maintains a Voluntary Employee Benefit Trust (the Trust), to cover all or a portion of certain medical and dental expenses to eligible participants. Participants are required to contribute a portion of their compensation to the Trust. The Trust has insurance to cover catastrophic claims. The Trust accrues for known claims plus an estimate of claims incurred but not reported. The Company contributes to the Trust amounts sufficient to fund any shortfall in Trust assets. Contributions are recorded as a component of cost of goods sold and selling, general and administrative expenses.

NOTE C - LOSS PER SHARE

For all years presented, all options outstanding have been excluded from the computation of diluted loss per share as the effect would be antidilutive. The weighted average common shares outstanding for 2000, 2001 and 2002 were 3,139,737.


NOTE D - INVENTORIES
The major components of inventories at December 31 are:

                                                 2002                  2001
                                              -----------           -----------
Raw materials and purchased parts             $ 6,810,004           $ 5,283,603
Work in process                                 3,731,319             4,444,531
Finished goods                                    527,806             1,578,254
                                              -----------           -----------
                                              $11,069,129           $11,306,388
                                              ===========           ===========

                     TRANS-INDUSTRIES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 2002, 2001 AND 2000



NOTE E - NOTE PAYABLE AND LONG-TERM DEBT

The Company has a secured line of credit facility with a bank collateralized by substantially all assets of the Company. The facility allows the Company to borrow up to $10,000,000. The facility bears interest at the bank's prime lending rate plus 1.75% (effective rate of 6.0% at December 31, 2002). Interest is payable monthly.

The line of credit agreement requires the Company to earn $1 on a pretax basis each month. The agreement also restricts the payment of dividends, repurchase of common stock, and acquisition of property and equipment. At December 31, 2002, the Company was in default under the agreement, but obtained a waiver from the bank.

Long-term debt at December 31 consisted of the following:

                                                                                              2002               2001
                                                                                          ----------           ----------
Term note, payable in monthly installments of $35,607, including interest at the bank's prime lending rate plus 1.75% (effective rate of 6.0% at December 31, 2002) with a balloon payment of
$1,679,986 on January 1, 2005. The note is secured by
substantially all the assets of the Company                                               $2,293,853           $2,601,519

Term note payable in monthly installments $50,965 plus interest at the bank's prime lending rate plus 1.75% (effective rate of 6.0% at
December 31, 2002) with a balloon payment of $509,652 on
January 1, 2005. The note is secured by substantially all the assets
of the Company                                                                             1,732,816            2,344,398

Other notes payable                                                                           89,428              175,779
                                                                                          ----------           ----------
                                                                                           4,116,097            5,121,696
Less current maturities                                                                      930,845            1,077,112
                                                                                          ----------           ----------
                                                                                          $3,185,252           $4,044,584
                                                                                          ==========           ==========

The aggregate maturities of long-term debt by year are as follows:

          2003                               $  930,845
          2004                                  952,273
          2005                                2,205,054
          2006                                   13,145
          2007                                   14,780
                                             ----------
                                             $4,116,097
                                             ==========


In November 2002, the Company was notified by its primary lender to seek alternate financing. In March 2003, the Company signed a letter of intent from another bank. Under the terms of the letter and subject to the bank's final approval, the Company will replace the existing line of credit facility and the term notes with a three year line of credit facility allowing the Company to borrow up to $10,000,000 bearing interest at 1.25% above the bank's prime rate, and a $5,000,000 term note, which would bear interest at 2% over the bank's prime rate. The term note would be repaid in equal installments over ten years.

                     TRANS-INDUSTRIES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 2002, 2001 AND 2000



NOTE F - PREFERRED STOCK

During June 2001, the Company issued 19,000 shares of 8.25% cumulative preferred stock with a par value of $1 to the Trans-Industries, Inc. Employees 401(k) and Profit Sharing Plan for $1,900,000. Dividends in arrears at December 31, 2002 are $235,125 or $12.38 per preferred share.

NOTE G - LEASES

The Company leases facilities and equipment under operating leases with terms ranging from a month to month basis to five years. Rent expense for all operating leases approximated $504,000, $803,000, and $801,000 for 2002, 2001 and 2000, respectively. Future minimum rentals required under noncancelable lease agreements are immaterial.

NOTE H - INCOME TAXES

The components of loss before income taxes were as follows:

                                  2002              2001             2000
                               -----------      -----------      -----------
       Domestic                $  (545,374)     $(3,811,605)     $(1,037,394)
       Foreign                    (963,270)      (1,211,773)      (1,570,864)
                               -----------      -----------      -----------
                               $(1,508,644)     $(5,023,378)     $(2,608,258)
                               ===========      ===========      ===========

Income taxes have been charged to operations as follows:

                                          2002                2001            2000
                                       -----------        -----------     -----------
       Current                         $(1,501,000)       $  (739,000)    $  (250,000)
       Deferred                          1,336,000         (1,205,000)        (55,000)
                                       -----------        -----------     -----------
       Total income tax benefit        $  (165,000)       $(1,944,000)    $  (305,000)
                                       ===========        ===========     ===========

A reconciliation of actual income tax benefit to the expected amounts computed by applying the effective U.S. federal income tax rate of 34 percent to losses before income taxes is as follows:

                                                                    2002                2001                 2000
                                                                -----------          -----------          -----------
Expected income tax benefit                                     $  (513,000)         $(1,708,000)         $  (887,000)
Amortization and write-off of goodwill
    not deductible for income tax purposes                                -              455,000               57,000
Losses of foreign subsidiaries without tax effect                   175,000              412,000              534,000
Expiration of foreign tax loss carryforwards                        297,000                    -                    -
Loss on disposal of subsidiaries                                          -           (1,334,000)                   -
Change in valuation allowance                                      (124,000)             386,000                    -
Income tax credits                                                        -             (238,000)                   -
Other items, net                                                          -               83,000               (9,000)
                                                                -----------          -----------          -----------
              Actual income tax benefit                         $  (165,000)         $(1,944,000)         $  (305,000)
                                                                ===========          ===========          ===========


                     TRANS-INDUSTRIES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 2002, 2001 AND 2000



NOTE H - INCOME TAXES (CONTINUED)

The tax effects of temporary differences that give rise to significant deferred tax assets and liabilities at December 31, 2002 and 2001 are as follows:

                                                                    DEFERRED         DEFERRED
                                                                       TAX              TAX
      YEAR ENDED DECEMBER 31, 2002                                   ASSETS         LIABILITIES
-------------------------------------                             -----------       -----------
Property, plant and equipment, principally depreciation           $         -       $   234,000
Inventory valuation                                                   792,000                 -
Accrued expenses, deductible when paid                                355,000                 -
Foreign tax loss carryforwards                                        960,000                 -
US tax credit carryforwards                                            50,000                 -
                                                                  -----------       -----------
                                                                    2,157,000           234,000
Less valuation allowance on deferred tax assets                    (1,438,000)                -
                                                                  -----------       -----------
                                                                  $   719,000       $   234,000
                                                                  ===========       ===========

                                                                    DEFERRED         DEFERRED
                                                                       TAX              TAX
      YEAR ENDED DECEMBER 31, 2001                                   ASSETS         LIABILITIES
-------------------------------------                             -----------       -----------
Property, plant and equipment, principally depreciation           $         -       $   336,000
Inventory valuation                                                   692,000                 -
Accrued expenses, deductible when paid                                392,000                 -
US net operating loss carryforwards                                 1,309,000                 -
Foreign tax loss carryforwards                                      1,176,000                 -
US tax credit carryforwards                                           150,000
                                                                  -----------       -----------
                                                                    3,719,000           336,000
Less valuation allowance on deferred tax assets                    (1,562,000)                -
                                                                  -----------       -----------
                                                                  $ 2,157,000       $   336,000
                                                                  ===========       ===========

The Company has foreign tax net operating loss carryforwards of approximately $3,204,000 at December 31, 2002. These net operating losses carryforward indefinitely. However with the sale of VIL (See Note L) it is questionable they will be utilized. A valuation allowance of $1,438,000 has been recognized to reduce the deferred tax assets principally due to the uncertainty of realizing the benefit of the foreign tax loss carryforward. The valuation allowance increased by $386,000 in 2001 and decreased by $124,000 in 2002.

NOTE I - EMPLOYEE BENEFIT PLANS

The Company has a Voluntary Employee Benefit Trust (the Trust) designed to provide for the payment or reimbursement of all or a portion of certain medical and dental expenses to eligible participants. Eligible participants include active full-time employees of the Company and their dependents. Eligible terminated and retired employees may continue to participate in the Trust, on a contributory basis, for up to 18 months subsequent to the date of termination or retirement. The provision for Company contributions to the Trust approximated $1,128,000, $657,000 and $467,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

The Company has a deferred compensation plan (Trans-Industries, Inc. Employees 401(k) and Profit Sharing Plan) for all employees who are not part of a bargaining unit. Company contributions are voluntary and are established as a percentage of each participant's base salary. Company contributions to the deferred compensation plan were approximately $43,000, $45,000 and $45,000 for 2002, 2001 and 2000, respectively.

                     TRANS-INDUSTRIES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 2002, 2001 AND 2000



NOTE I - EMPLOYEE BENEFIT PLANS (CONTINUED)

In 1996, shareholders approved the adoption of the 1996 Stock Option Plan (the
Plan) for the officers, directors, and key employees of the Company.

The Plan is administered by an Option Committee (the Committee) appointed by the Board of Directors. The Committee has the authority, subject to Board of Directors resolutions and the provisions of the Plan, to determine the persons to whom awards will be granted, the number, type and terms of the awards, including vesting and to interpret the Plan.

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

A summary of the status of the Plan as of December 31, 2002, 2001 and 2000 and changes during the years then ended is as follows:

                                   2002                           2001                            2000
                         --------------------------   ----------------------------   ------------------------------
                                           WEIGHTED                      WEIGHTED                         WEIGHTED
                                            AVERAGE                       AVERAGE                          AVERAGE
                        STOCK              EXERCISE     STOCK            EXERCISE     STOCK               EXERCISE
                       OPTIONS    SAR'S      PRICE     OPTIONS   SAR'S     PRICE     OPTIONS     SAR'S      PRICE
                       -------   -------   --------   --------   -------  --------   --------    -------   --------
Outstanding at
  beginning of year    152,000    24,000     $6.49     149,200    15,000    $7.08     134,200     78,000    $  7.18
Granted                      -         -        -       15,000     9,000     2.66      20,000     12,000       6.03
Forfeited                    -    (3,000)    13.50     (12,200)        -     6.88      (5,000)   (75,000)      6.94
                       -------   -------               -------    ------              -------     ------
Outstanding at
  end of year          152,000    21,000     $6.37     152,000    24,000    $6.49     149,200     15,000    $  7.08
                       =======   =======    ======     =======    ======    ======    =======     ======    =======

                                              2002                   2001                     2000
                                      ------------------     -------------------       -----------------
                                       STOCK                    STOCK                   STOCK
                                      OPTIONS     SAR'S       OPTIONS     SAR'S        OPTIONS    SAR'S
                                      --------   -------     --------    -------       --------  -------
Exercisable at year end               125,000       10,890     116,000    6,960         99,360     2,000

Weighted average fair value of
    grants during the year                N/A          N/A       $2.17    $1.47          $4.77     $2.94


                     TRANS-INDUSTRIES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 2002, 2001 AND 2000


NOTE I - EMPLOYEE BENEFIT PLANS (CONTINUED)

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

NOTE J - RESTRUCTURING CHARGES

During the year ended December 31, 2001, the Company commenced and completed a restructuring plan which resulted in the consolidation of its operations in England and the ceasing of the operations of TWS, its bus window manufacturer. In connection with the restructuring, the Company recorded restructuring costs as follows:

          Write-off of TWS Goodwill                                                $ 1,198,129
          Loss on disposal of property and equipment                                   810,956
          Severance and other costs                                                    107,068
                                                                                   -----------
                                                                                   $ 2,116,153
                                                                                   ===========

In addition to the restructuring costs discussed above, the Company recorded a loss on disposal of TWS inventory totaling $169,855, which is included in cost of goods sold.

NOTE K - IMPAIRMENT LOSS

In November 2002, the Company's Board of Directors approved a plan to wind down the operations of VIL. The assets and liabilities of VIL were treated as an asset group and tested for impairment, resulting in a $450,000 impairment loss. The loss equals the amount by which the carrying value of the asset group exceeded its estimated fair value. The estimated fair value of $160,000 equals the selling price of the asset group in March 2003 (See Note L). The assets and liabilities of VIL are presented on a held and used basis, as the criteria to be classified as held for sale were not met at December 31,2002.

NOTE L - SUBSEQUENT EVENT

In March 2003, the Company entered into an asset sale agreement to sell VIL to its managing director for approximately $160,000.

                     TRANS-INDUSTRIES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 2002, 2001 AND 2000



NOTE M - SIGNIFICANT CUSTOMERS

The Company conducts its business through distributors, end users and other entities under purchase orders, supply contracts and other agreements. Information with respect to significant customers is as follows:

                                                                                                      ACCOUNTS
                                                                                    REVENUES         RECEIVABLE
                                                                                      FROM              FROM
                                                                   NUMBER OF       CUSTOMER(S)       CUSTOMER(S)
                                                                  SIGNIFICANT      DURING THE         AT END OF
           YEAR ENDED                                              CUSTOMERS          YEAR              YEAR
----------------------                                            ----------       -----------       ----------
December 31, 2002                                                     Two          $  9,022,000       $1,493,000
December 31, 2001                                                     Two            10,285,000        1,781,000
December 31, 2000                                                     One             4,871,000        1,174,000

NOTE N - SEGMENT AND GEOGRAPHIC INFORMATION

The Company operates in one market segment, the transportation industry.

Financial information summarized by geographic location is as follows:

                                    2002                             2001                                2000
                          ---------------------------      ----------------------------      ----------------------------
                                              LONG-                            LONG-                            LONG-
                                              LIVED                            LIVED                            LIVED
                           REVENUES          ASSETS           REVENUES        ASSETS           REVENUES        ASSETS
                         -----------      -----------      -----------      -----------      -----------      -----------
United States            $26,906,498      $ 4,351,744      $25,518,733      $ 5,584,995      $36,188,459      $ 6,965,812
United Kingdom             1,492,352                -        2,634,450          217,847        1,849,351        1,963,121
Canada                     5,958,468                -        7,701,805                -        5,975,397                -
Other                        210,064                -          280,590                -          673,821                -
                         -----------      -----------      -----------      -----------      -----------      -----------
Total                    $34,567,382      $ 4,351,744      $36,135,578      $ 5,802,842      $44,687,028      $ 8,928,933
                         ===========      ===========      ===========      ===========      ===========      ===========

                     TRANS-INDUSTRIES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 2002, 2001 AND 2000



NOTE O - UNAUDITED QUARTERLY RESULTS OF OPERATIONS

                                                   DECEMBER 31,       SEPTEMBER 30,       JUNE 30,          MARCH 31,
          QUARTER ENDED                                2002               2002              2002              2002
-----------------------                            -----------        -----------        -----------       -----------
Net sales                                          $ 9,909,181        $ 7,603,082        $ 8,256,438       $ 8,798,681
Cost of sales                                        7,713,388          5,592,213          6,050,842         5,809,546
                                                   -----------        -----------        -----------       -----------
Gross profit                                       $ 2,195,793        $ 2,010,869        $ 2,205,596       $ 2,989,135
                                                   ===========        ===========        ===========       ===========
 (Loss) earnings applicable to common stock        $(1,204,020)       $  (491,992)       $    42,953       $   309,415
                                                   ===========        ===========        ===========       ===========
Basic and diluted (loss) earnings per
    common share                                   $      (.38)       $      (.16)       $       .01       $       .10
                                                   ===========        ===========        ===========       ===========

                                                    DECEMBER 31,      SEPTEMBER 30,        JUNE 30,             MARCH 31,
          QUARTER ENDED                                2001              2001                2001                2001
-----------------------                            ------------       ------------        ------------        ------------
Net sales                                          $  8,764,699       $  8,317,115        $  8,306,103        $ 10,747,661
Cost of sales                                         7,139,228          6,293,859           6,690,831           7,889,526
                                                   ------------       ------------        ------------        ------------
Gross profit                                       $  1,625,471       $  2,023,256        $  1,615,272        $  2,858,135
                                                   ============       ============        ============        ============
Loss applicable to common stock                    $   (964,109)      $   (538,478)       $ (1,512,235)       $    (64,556)
                                                   ============       ============        ============        ============
Basic and diluted loss per common share            $       (.31)      $       (.17)       $       (.48)       $       (.02)
                                                   ============       ============        ============        ============

                     TRANS-INDUSTRIES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 2002, 2001 AND 2000



NOTE P - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 2002, the FASB issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities", which is effective for exit or disposal activities that are initiated after December 31, 2002. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost as defined in Issue 94-3 was recognized at the date of an entity's commitment to an exit plan. Management believes that the adoption of this pronouncement will not have a material impact on the Company's financial position or results of operations.

In November 2002, the Emerging Issues Task Force reached a consensus opinion on EITF 00-21, "Revenue Arrangements with Multiple Deliverables." The consensus provides that revenue arrangements with multiple deliverables should be divided into separate units of accounting if certain criteria are met. The consideration for the arrangement should be allocated to the separate units of accounting based on their relative fair values, with different provisions if the fair value of all deliverables are not known or if the fair value is contingent on delivery of specified items or performance conditions. Applicable revenue recognition criteria should be considered separately for each separate unit of accounting. EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. Entities may elect to report the changes as a cumulative effect adjustment in accordance with APB Opinion 20, Accounting Changes. The Company has not determined the effect of adoption EITF 00-21 on its financial statements or the method of adoption it will use.

In December 2002, the FASB issued SFAS 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123", which is effective for years ending after December 15, 2002. This Statement amends FASB SFAS 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company does not plan to change to the fair value based method of accounting for stock-based employee compensation and has included the disclosure requirements of SFAS 148 in the accompanying financial statements.

                                    PART III


Item 10.   Directors and Executive Officers of the Registrant.


    Name of Director (a)
    or Officer (b)              Age       Office Held and/or Principal Occupation                   Term Expires
    ------------------------    ---       ---------------------------------------                   ------------
    Dale S. Coenen (a)           74       Chairman of the Board and President                         May 2003
      and (b)                             since 1972.


    Duncan Miller (a)            78       Director since 1967, Investment                             May 2003
                                          Counselor.

    Harry E. Figgie, Jr. (a)     79       Director since 2000.                                        May 2003

    Robert J. Ruben (a)          79       Secretary since 1967, Director since 2001.                  May 2003

    Kai R. Kosanke (b)           52       Vice-President, Controller & Treasurer                      May 2003
                                          since January, 1987

    Keith LaCombe (b)            43       Assistant Secretary since May 2002. May 2003
                                          Assistant Treasurer since May 2002.

     Robert Anderson (b)         43       Secretary since 2002.                                       May 2003

    O.K. Dealey, Jr. (a)         62       President - Transmatic, Inc.                                May 2003
      and (b)                             Director since 1998.

    Jessie D. Swinea, Jr. (a)    67       President - Vultron, Inc.                                   May 2003
      and (b)                             Director since 1998.

         The Company's directors and executive committee's fees for 2002 were as follows: Dale S. Coenen $25,000.00; Duncan Miller, $25,000.00; Harry E. Figgie, Jr., $25,000.00; O.K. Dealey, Jr., $25,000.00; Robert J. Ruben, $25,000.00; and
Jessie D. Swinea, Jr., $25,000.00.

Item 11. Executive Compensation.


Item 12. Security Ownership of Certain Beneficial Owners and Management.

Item 13. Certain Relationships and Related Transactions

         The information called for by Part III (Items 11, 12, and 13, and additional information regarding Item 10), is incorporated by reference from the Registrant's definitive proxy statement in connection with its Annual Meeting of Shareholders to be held on May 21, 2003, which Proxy Statement will be filed pursuant to Regulation 14A.

                                     PART IV


Item 14.   Controls and Procedures:

Disclosures Controls and Procedures

         The Company maintains controls and procedures designed to ensure that it is able to collect the information that is required to be disclosed in the reports it files with the SEC, and to process, summarize and disclose this information within the time period specified in the rules of the SEC. The Company's Chief Executive and Chief Financial Officers are responsible for establishing, maintaining and enhancing these procedures. They are also responsible, as required by the rules established by the SEC, for the evaluation of the effectiveness of these procedures.

         Based on their evaluation of the Company's disclosure controls and procedures which took place as of a date within 90 days of the filing of this report, the Chief Executive Officer and the Chief Financial Officer believe that these procedures are effective to ensure that the Company is able to collect, process and disclose the information it is required to disclose in the reports it files with the SEC within the required time period.

Internal Controls

         The Company maintains a system of internal controls designed to provide reasonable assurance that transactions are executed in accordance with management's general or specific authorization; transactions are recorded as necessary to (1) permit preparation of financial statements in conformity with generally accepted accounting principles, and (2) maintain accountability for assets. Access to assets is permitted only in accordance with management's general or specific authorization.

         Since the date of the most recent evaluation of the Company's internal controls by the Chief Executive and Chief Financial Officers, there have been no significant changes in such controls or in other factors that could have significantly affected those controls, including any corrective action with regard to significant deficiencies and material weaknesses.

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

         (a)1, 2. Consolidated Financial Statements for Trans-Industries,
                  Inc. and Subsidiaries for years ended December 31, 2002, 2001, and 2000 are filed under Part II, Item 8.


            3. Exhibits:


        Exhibit 3(a) Restated Certificate of Incorporation incorporated herein by reference to Form 8 filed May 17, 1982.

        Exhibit 3(b) Bylaws incorporated herein by reference to Registration Statement No. 2-30317.

        Exhibit 13(b) Form 10-Q for quarter ended September 30, 2002, filed with the Securities and Exchange Commission on November 13, 2002 incorporated herein by reference.

        Exhibit 21         List of Subsidiaries (see page 42).


        Exhibit 99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         (b) No reports on Form 8-K for the three months ended December 31, 2002 were required to be filed.

                                   SIGNATURES

              Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  TRANS-INDUSTRIES, INC.



              Date:  3/25/03                       /s/     Dale S. Coenen
                     --------------                -----------------------------
                                                   Dale S. Coenen
                                                   Chairman of the Board of
                                                   Directors and Chief
                                                   Executive Officer


              Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, which include the President, the Chief Financial Officer, the Assistant Treasurer, and a majority of the Board of Directors on behalf of the Registrant and in the capacities and on the dates indicated:

/s/     Dale S. Coenen                                        President                 3/25/03
----------------------------------                                                      ----------------------------
(Dale S. Coenen)


/s/     Kai Kosanke                                      Vice-President                 3/25/03
----------------------------------          and Chief Financial Officer                 ----------------------------
(Kai Kosanke)


/s/     Keith LaCombe                               Assistant Treasurer                 3/25/03
-----------------------------------                                                     ----------------------------
(Keith LaCombe)


/s/     Jessie D. Swinea, Jr.                                  Director                 3/25/03
-----------------------------------                                                     ----------------------------
(Jessie D. Swinea, Jr.)


/s/     O.K. Dealey, Jr.                                       Director                 3/25/03
------------------------------------                                                    ----------------------------
(O.K. Dealey, Jr.)


/s/    Robert J. Ruben                                         Director                 3/25/03
------------------------------------                                                    ----------------------------
(Robert J. Ruben)

                             TRANS-INDUSTRIES, INC.
                                  CERTIFICATION

            PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002



     I, Dale S. Coenen certify that:


     1. I have reviewed this annual report on Form 10-K of Trans-Industries, Inc.

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officer and I (herein the "Certifying Officer") are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a and 14 and 15d-14) for the registrant and we have;

          a) designed such internal controls to ensure that material information relating to the registrant, including its consolidated subsidiaries, (collectively the "Company") is made known to the Certifying Officers by others within the Company, particularly during the period in which this annual report is being prepared;

          b) evaluated the effectiveness of the registrant's internal controls as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c) presented in this annual report the conclusions of the Certifying Officers about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's Certifying Officers have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors:

          a) all significant deficiencies (if any) in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's Certifying Officers have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: March 25, 2003


/s/ Dale S. Coenen


--------------------------------------------------------------------------------

Dale S. Coenen
Chief Executive Officer

See also the certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, which is also attached to this report.

--------------------------------------------------------------------------------

                             TRANS-INDUSTRIES, INC.
                                  CERTIFICATION

            PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002



     I, Kai Kosanke certify that:


     1. I have reviewed this annual report on Form 10-K of Trans-Industries, Inc.

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officer and I (herein the "Certifying Officer") are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a and 14 and 15d-14) for the registrant and we have;

          a) designed such internal controls to ensure that material information relating to the registrant, including its consolidated subsidiaries, (collectively the "Company") is made known to the Certifying Officers by others within the Company, particularly during the period in which this annual report is being prepared;

          b) evaluated the effectiveness of the registrant's internal controls as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c) presented in this annual report the conclusions of the Certifying Officers about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's Certifying Officers have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors:

          a) all significant deficiencies (if any) in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's Certifying Officers have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: March 25, 2003


/s/ Kai Kosanke


--------------------------------------------------------------------------------



Kai Kosanke
Chief Financial Officer

See also the certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, which is also attached to this report.

--------------------------------------------------------------------------------

                               10-K EXHIBIT INDEX



EXHIBIT NO.                         DESCRIPTION


EX - 21           List of Subsidiaries

EX - 99.1         Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002