Form 10-Q
period 2003-03-31
TRANS INDUSTRIES INC
filed 2003-05-14
CIK 99102

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended March 31, 2003                   Commission File Number 0-4539

                             TRANS-INDUSTRIES, INC.
                             ----------------------
             (Exact name of registrant as specified in its charter)

         Delaware                                      13-2598139
         --------                                      -----------
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

The number of shares outstanding of registrant's Common stock, par value $.10 per share, at March 31, 2003 was 3,139,737.

                 TRANS-INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

                FORM 10-Q - FOR THE QUARTER ENDED MARCH 31, 2003

                                      INDEX


PART I.   Financial Information


Item 1.  FINANCIAL STATEMENTS

         A.  Consolidated Statements of Operations ---
                Three months ended March 31, 2003 and 2002.

         B. Consolidated Statements of Comprehensive Earnings/(Loss) --- Three months ended March 31, 2003 and 2002.

         C.  Consolidated Balance Sheets ---
                March 31, 2003 and December 31, 2002.

         D.  Consolidated Statements of Cash Flows ---
                Three months ended March 31, 2003 and 2002.

         E.  Notes to Consolidated Financial Statements.


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Item 4.  CONTROLS AND PROCEDURES

                     TRANS-INDUSTRIES, INC. AND SUBSIDIARIES
A.
                CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

                      QUARTER ENDED MARCH 31, 2003 AND 2002



                                                                         3/31/03            3/31/02
                                                                         -------            -------
1.   Gross sales less discounts, returns and allowances            $   8,649,800      $   8,798,681

2.   Cost of goods sold                                                6,058,931          5,809,546
                                                                   -------------      -------------
3.   Gross profit                                                      2,590,869          2,989,135

4.   Selling, general and administrative exp.                          2,638,388          2,290,223
                                                                   -------------      -------------

5.   Operating income/ (loss)                                            (47,519)           698,912

6.   Other (income)/ expense
         Interest expense                                                170,049            213,582
         Restructuring costs                                             272,859                  -
         Other (income)/expense                                               (9)               915
                                                                   -------------       ------------
         Total other expense                                             442,899            214,497
                                                                   -------------       ------------
7.   Earnings/(loss) before income taxes                                (490,418)           484,415

8.   Income tax expense/(benefit)                                        (17,000)           175,000
                                                                   -------------       ------------

9.   Net earnings/(loss)                                           $    (473,418)      $    309,415
                                                                   =============       ============

10.  Earnings/(loss) per share (Note 6):
        Basic                                                      $        (.15)      $        .10
        Diluted                                                    $        (.15)      $        .10
                                                                   =============       ============

11.  Dividends per share                                           $          __       $         __
                                                                   =============       ============









See Notes to Financial Statements

                     TRANS-INDUSTRIES, INC. AND SUBSIDIARIES

B.
     CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS / (LOSS) (Unaudited)

                      QUARTER ENDED MARCH 31, 2003 AND 2002



                                              2003                2002
                                           ---------           ---------
Net earnings/(loss)                        $(473,418)          $ 309,415

Other comprehensive loss:
   Equity adjustment from foreign
      currency translation                    (5,756)            (57,667)
                                           ---------           ---------

Comprehensive earnings/(loss)              $(479,174)          $ 251,748
                                           =========           =========
















See Notes to Financial Statements

                     TRANS-INDUSTRIES, INC. AND SUBSIDIARIES
C.
                           CONSOLIDATED BALANCE SHEETS



     ASSETS
Current Assets                                                       3/31/03            12/31/02
                                                                   (Unaudited)          (Audited)
                                                                   ------------        ------------
     Cash                                                          $     76,060        $     24,996
     Accounts receivable                                              8,651,587           9,049,864
     Inventories (Note 2)                                            10,402,553          11,069,129
     Prepaid expenses                                                   311,276             293,429
     Deferred income taxes                                              903,000             968,000
     Refundable income taxes                                            146,000             146,000
                                                                   ------------        ------------
     Total current assets                                            20,490,476          21,551,418

Property, Plant & Equipment, at Cost

     Land                                                               220,564             220,564
     Land Improvements                                                  126,660             126,660
     Buildings                                                        5,828,737           5,825,461
     Machinery & equipment                                           10,520,577          10,388,961
                                                                   ------------        ------------
                                                                     16,696,538          16,561,646
     Less: accumulated
           depreciation                                             (12,675,875)        (12,444,923)
                                                                   ------------        ------------
     Net plant and equipment                                          4,020,663           4,116,723

Other Assets

     Investments in affiliates                                           68,484              68,484

     Patents, licenses & trademarks,
     net of accumulated amortization                                     14,969              16,168

     Excess of cost of investment in
     stock of subsidiary over equity in
     underlying net assets of acquisition                               150,369             150,369

     Sundry                                                              50,000                  --
                                                                   ------------        ------------


Total assets                                                       $ 24,794,961        $ 25,903,162
                                                                   ============        ============

     LIABILITIES AND STOCKHOLDERS EQUITY
     Current Liabilities                                              3/31/03            12/31/02
                                                                    (Unaudited)          (Audited)
                                                                   ------------        ------------
     Notes Payable (Note 5)                                        $  6,662,995        $  7,072,265
     Current installments
         - Long term debt (Note 5)                                      930,845             930,845
     Accounts payable - trade                                         3,865,631           3,441,720
     Accrued liabilities                                              1,288,650           1,620,226
     Income taxes                                                       (17,000)                 --
                                                                   ------------        ------------
     Total current liabilities                                       12,731,121          13,065,056


     Deferred income taxes - Non-current                                418,000             483,000

     Long term debt, less

     Current portion shown above (Note 5)                             2,952,155           3,185,252
     Other non-current liabilities                                      264,729             261,729

     Stockholders' Equity

     Preferred stock of $1.00 par value
     per share - authorized 500,000
     shares; 19,000 issued                                               19,000              19,000

     Common stock of $.10 par value per
     share - authorized 10,000,000 shares;
     3,139,737 shares issued                                            313,974             313,974


     Additional paid-in capital                                       5,953,081           5,953,081
     Retained earnings                                                2,058,056           2,531,469
     Foreign currency translation                                        84,845              90,601
                                                                   ------------        ------------
                                                                      8,428,956           8,908,125
                                                                   ============        ============

     Total liabilities and stockholders' equity                    $ 24,794,961        $ 25,903,162
                                                                   ============        ============







See Notes to Financial Statements.

                             TRANS-INDUSTRIES, INC.
                      Consolidated Statements of Cash Flows
D.             For the Three Months Ended March 31, 2003 and 2002

                                                                                           Three Months Ended March 31
                                                                                         -------------------------------
                                                                                              2003              2002
                                                                                         -------------       -----------
                                                                                          (Unaudited)        (Unaudited)
                                                                                         -------------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings / (loss)                                                                    $  (473,418)        $  309,415
Adjustments to reconcile net earnings / (loss)
to net cash provided (used) by operations:
     Loss on Disposal of Vultron International Ltd. assets                                   272,859              -0-
     Depreciation/Amortization                                                               230,952            228,767
     Deferred income tax expense (benefit)                                                   (17,000)           920,000
     Decrease (increase) in accts. receiv.                                                   430,709            (21,548)
     Decrease (increase) in inventory                                                        234,289            506,293
     Decrease (increase) in prepaid exp.                                                     (50,375)           107,903
     Increase (decrease) in accts. payable                                                   499,542           (129,883)
     Increase (decrease) in accr. liab.                                                     (247,683)          (495,222)
     Increase (decrease) in income taxes                                                         -0-         (1,271,201)
     Other                                                                                   (48,796)             1,302
                                                                                         -----------        -----------
Net Cash Provided by Operations                                                              831,079            155,826

CASH FLOWS FROM INVESTING ACTIVITIES

     Purchase of property & equipment                                                       (134,892)           (74,542)
                                                                                         -----------        -----------

Net Cash Provided (Used) by Investing                                                       (134,892)           (74,542)


CASH FLOWS FROM FINANCING ACTIVITIES
     Net repayments of long-term
     borrowings                                                                             (230,097)          (247,337)
     Net (payment) proceeds of credit line                                                  (409,270)           231,033
                                                                                         -----------        -----------

Net Cash Used by Financing                                                                  (639,367)           (16,304)

Foreign currency translation                                                                  (5,756)           (57,667)
                                                                                         -----------        -----------

Net increase/ (decrease) in cash                                                              51,064              7,313
Cash at beginning of year                                                                     24,996            161,782
                                                                                         -----------        -----------
Cash at end of quarter                                                                   $    76,060        $   169,095

Supplemental Disclosures:
     Interest paid                                                                       $   170,481        $   219,189
     Income taxes paid                                                                   $       -0-        $       -0-



See Notes to Financial Statements

                             TRANS-INDUSTRIES, INC.
                      Consolidated Statements of Cash Flows

D.             For the Three Months Ended March 31, 2003 and 2002


(Continued)

Supplemental disclosure of non-cash investing activities:

In March 2003, the Company sold certain assets of Vultron International, Ltd. In exchange for a note receivable of $ 160,000.

































See Notes to Financial Statements

E.                  TRANS-INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Basis of Presentation

     The financial information presented as of any date other than December 31 has been prepared from the Company's books and records without audit. Financial information as of December 31 has been derived from the audited financial statements of the Company. In the opinion of management, all adjustments consisting of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods indicated, have been included. For further information regarding the Company's accounting policies, refer to the consolidated financial statements and related notes included in the Company's annual report on form 10-K for the year ended December 31, 2002.


2.   Inventories

     The major components of inventories are:

                                                    3/31/03            12/31/02
                                                -----------         -----------
                  Raw Materials                 $ 6,127,590         $ 6,810,004
                  Work in Process                 3,065,263           3,731,319
                  Finished Goods                  1,209,700             527,806
                                                -----------         -----------

                                                $10,402,553         $11,069,129
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

E.                  TRANS-INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


5.   Long-Term Debt

     Long-term debt at March 31, 2003 consisted of the following:

     Term note, payable in monthly installments of $35,607 including interest at the bank's prime rate plus 1.75% (effective rate of 6.0% at March 31, 2003)
     with a balloon payment of $1,685,754 on January 1, 2005. The note is
     secured by substantially all the assets of the Company.                                $ 2,221,095

     Term note, payable in monthly installments $50,965 plus interest at the bank's prime lending rate plus 1.75% (effective rate of 6.0% at March 31,
     2003) with a balloon payment of $509,652 on January 1, 2005. The note is
     secured by substantially all the assets of the Company.                                  1,579,921

     Other                                                                                       81,984
                                                                                            -----------
                                                                                              3,883,000
     Less current installments                                                                 (930,845)
                                                                                            -----------
     Long-term debt                                                                         $ 2,952,155
                                                                                            ===========


     The Company also has an unsecured $10,000,000 line of credit of which $6,662,995 was utilized at March 31, 2003. Interest is charged at the bank's prime lending rate, plus 1.75% and is payable monthly.

     The line of credit agreement requires the company to earn $1.00 per month. The agreement also restricts the payment of dividends, repurchase of common stock, and acquisition of property and equipment. At March 31, 2003, the Company was not in compliance with the bank loan agreement.

     In November 2002, the Company was notified by its primary lender to seek alternate financing. In March 2003; the Company signed a letter of intent from another bank. Under the terms of the letter and subject to the bank's final approval, the Company will replace the existing line of credit facility and the term notes with a three year line of credit facility allowing the Company to borrow up to $10,000,000 bearing interest at 1.25% above the bank's prime rate, and a $5,000,000 term note, which would bear interest at 2% over the bank's prime rate. The term note would be repaid in equal installments over ten years.

                    TRANS-INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.   Earnings/(Loss) Per Share

     For the quarters ended March 31, 2002, and 2003 all options outstanding have been excluded from the computation of diluted earnings/(loss) per share as the effect would be anti-dilutive.


7.   Segment Information

     The Company operates in one market segment, the transportation industry, with products directed towards customers in the mass transit, highway, airline and rental car segments. Financial information summarized by geographic area is as follows:



                                             3/31/03                                        3/31/02
                                 --------------------------------               ----------------------------------
                                                         LONG-                                         LONG-
                                                         LIVED                                         LIVED
                                   REVENUES              ASSETS                 REVENUES              ASSETS
                                 ------------          ----------               ------------           -----------
     United States               $  6,728,185          $4,304,485               $  6,826,636           $4,609,821
     United Kingdom                   197,658                 -0-                    584,105              213,494
     Canada                         1,722,646                 -0-                  1,326,324                  -0-
     Other                              1,311                 -0-                     61,616                  -0-
                                 ------------          ----------               ------------           -----------
     Total                       $  8,649,800          $4,304,485               $  8,798,681           $ 4,823,315
                                 ============          ==========               ============           ===========

8.   Restructuring Costs

In March of 2003, the Company sold the assets of its foreign subsidiary, Vultron International. As a result, the Company recorded restructuring charges in the amount of $272,859. This primarily relates to the loss on the sale of the inventory.

                     TRANS-INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.   Stock Based Compensation

At March 31, the Company has a stock-based employee compensation plan, which is described more fully in Note B & I in the Company's Annual Report. The Company accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price greater than or equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net earnings (loss) and earnings (loss) per share if the company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

                                                                          Three Months Ended March 31,
                                                                          ----------------------------
                                                                             2003              2002
                                                                          ----------------------------

Net earnings (loss), as reported                                          $(473,418)          $309,415

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax
                                                                            (10,195)           (13,680)
                                                                          ----------          ---------


Pro forma net earnings (loss)                                             $(483,613)          $295,735
                                                                          ==========          =========


Earnings (loss) per share:
   Basic--as reported                                                        $ (.15)             $ .10
   Basic--pro forma                                                          $ (.15)             $ .09

   Diluted--as reported                                                      $ (.15)             $ .10
   Diluted--pro forma                                                        $ (.15)             $ .09


                     TRANS-INDUSTRIES, INC. AND SUBSIDIARIES

Item 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                       CONDITION AND RESULTS OF OPERATIONS

                      For Three Months Ended March 31, 2003


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

Sales and Earnings

Sales for the quarter ended March 31, 2003 were $8,649,800 compared to $8,798,681 for the same period a year ago. This decrease of $148,881 is primarily attributed to Vultron International, the Company's U.K. subsidiary, which was sold on March 7, 2003. Domestic operations showed a slight increase of
3.6 percent in revenues compared to the first quarter of last year. This is primarily attributable to an improvement in the economy.

During the first quarter of 2003, the Company recorded a net loss of $473,418 or ($.15) per share. For the same period of the prior year, the Company reported a net income of $309,415 or $.10 per share. The loss reported in the first quarter of 2003 was primarily the results of the Company's foreign subsidiary which was sold during the first quarter of 2003. Losses for this subsidiary totaled $439,000 of which $273,000 were losses due to the sale and $166,000 were operational losses for January and February of 2003.

Inventories

Inventory valuation is based upon the lower of cost or market. At March 31, 2003, consolidated inventories were $10,402,553 compared to $10,800,095 a year ago. This decrease of $397,542 is a result of the Company's sale of its U.K. subsidiary.

                     TRANS-INDUSTRIES, INC. AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                       CONDITION AND RESULTS OF OPERATIONS

                      For Three Months Ended March 31, 2003


Interest

Interest expense amounted to approximately $170,000 and $214,000 for the first quarters of 2003 and 2002, respectively. This decrease of $44,000 was primarily the result of lower debt levels and rate reductions on variable debt in 2003.


Financial Condition

Current financial resources coupled with anticipated funds from operations are expected to meet funding requirements for the remainder of the year, based upon present needs.

                 TRANS-INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

                      For Three Months Ended March 31, 2003


The Company is exposed to the impact of foreign currency fluctuations. International revenue from the Company's foreign subsidiary was approximately 2% of total revenues for three months ended March 31, 2003. The Company's primary foreign currency exposure is the British Pound. The Company manages its exposure to foreign currency assets and earnings primarily by funding certain foreign currency denominated assets with liabilities in the same currency and, as such, certain exposures are naturally offset.

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



                                           TRANS-INDUSTRIES, INC.




Date: May 9, 2003                           /s/     Kai Kosanke
      -----------                           --------------------------------
                                            Kai Kosanke, Treasurer
                                            and Chief Financial Officer


Date: May 9, 2003                           /s/     Keith LaCombe
      -----------                           --------------------------------
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



Date: May 9, 2003


/s/ Dale S. Coenen
-------------------------------------------------------------------------------




Dale S. Coenen
Chief Executive Officer

See also the certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, which is also attached to this report.

-------------------------------------------------------------------------------

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



Date: May 9, 2003


/s/ Kai Kosanke

------------------------------------------------------------------------------

Kai Kosanke
Chief Financial Officer

See also the certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, which is also attached to this report.

------------------------------------------------------------------------------

                                 EXHIBIT INDEX

EXHIBIT NO.     DESCRIPTION

 EX-99.1 Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002