Form 10-Q
period 2003-06-30
TRANS INDUSTRIES INC
filed 2003-08-14
CIK 99102

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended June 30, 2003                    Commission File Number 0-4539

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities and Exchange Act of 1934).
YES      NO  X
    ---     ---

The number of shares outstanding of registrant's Common stock, par value $.10 per share, at June 30, 2003 was 3,139,737.

                 TRANS-INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

                 FORM 10-Q - FOR THE QUARTER ENDED JUNE 30, 2003

                                      INDEX


PART I.  FINANCIAL INFORMATION


Item 1.  FINANCIAL STATEMENTS

         A.       Consolidated Statements of Operations ---
                     Three months ended June 30, 2003 and 2002.
                     Six months ended June 30, 2003 and 2002.

         B.       Consolidated Statements of Comprehensive Income/(Loss)
                     Six months ended June 30, 2003 and 2002.

         C.       Consolidated Balance Sheets ---
                     June 30, 2003 and December 31, 2002

         D.       Consolidated Statements of Cash Flows ---
                     Six months ended June 30, 2003 and 2002.

         E.       Notes to Consolidated Financial Statements.


Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Item 4.  CONTROLS AND PROCEDURES


PART II. OTHER INFORMATION


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K


                     TRANS-INDUSTRIES, INC. AND SUBSIDIARIES
A.
               CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

                                                                For 3 Months Ended:                    For 6 Months Ended:
                                                                -------------------                    -------------------
                                                            6/30/03            6/30/02            6/30/03                6/30/02
                                                            -------            -------            -------                -------
1.   Gross sales less discounts, returns and allowances  $  8,542,959       $  8,256,438       $ 17,192,759           $ 17,055,119

2.   Cost of goods sold                                     5,862,470          6,050,842         11,921,401             11,860,388
                                                         ------------       ------------       ------------           ------------
3.   Gross Profit                                           2,680,489          2,205,596          5,271,358              5,194,731

4.   Selling, general and administrative exp.               2,657,598          2,498,760          5,295,986              4,788,983
5.   Restructuring costs (note 8)                                 -0-                -0-            272,859                    -0-
                                                         ------------       ------------       ------------           ------------

6.   Operating income/(loss)                                   22,891           (293,164)          (297,487)               405,748

7.   Other (income)/ expense
         Interest expense                                     161,720            218,928            331,769                432,510
         Other income                                          (1,999)           (14,045)            (2,008)               (13,130)
                                                         ------------       ------------       ------------           ------------
         Total other (income)/expense                         159,721            204,883            329,761                419,380
                                                         ------------       ------------       ------------           ------------
8.   Earnings/(loss) before income taxes                     (136,830)          (498,047)          (627,248)               (13,632)

9.   Income tax expense/(benefit)                                 -0-           (541,000)           (17,000)              (366,000)
                                                         ------------       ------------       ------------           ------------
10.  Net earnings/(loss)                                 $   (136,830)      $     42,953       $   (610,248)          $    352,368
                                                         ============       ============       ============           ============

11.  Earnings/(loss) per share: (note 6)
         Basic                                           $       (.04)      $        .01       $       (.19)          $        .11
         Diluted                                         $       (.04)      $        .01       $       (.19)          $        .11
                                                         ============       ============       ============           ============

See Notes to Financial Statements

                     TRANS-INDUSTRIES, INC. AND SUBSIDIARIES
B.
      CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME / (LOSS) (Unaudited)

                     SIX MONTHS ENDED JUNE 30, 2003 AND 2002


                                                                2003                    2002
                                                            -----------             ------------
Net earnings/(loss)                                         $  (610,248)            $    352,368

Other comprehensive loss:
   Equity adjustment from foreign
      currency translation.                                      (5,756)                 (32,066)
                                                            -----------             ------------

Comprehensive earnings/(loss)                               $  (616,004)            $    320,302
                                                            ===========             ============











See Notes to Financial Statements

                     TRANS-INDUSTRIES, INC. AND SUBSIDIARIES
C.                         CONSOLIDATED BALANCE SHEETS

     ASSETS

Current Assets                                          6/30/03            12/31/02
                                                      (Unaudited)          (Audited)
                                                      -----------          ---------
     Cash                                             $     64,458       $     24,996
     Accounts receivable                                 8,859,428          9,049,864
     Notes receivable                                      135,850                -0-
     Inventories (Note 2)                               10,776,913         11,069,129
     Prepaid expenses                                      305,275            293,429
     Deferred income taxes                                 903,000            968,000
     Refundable income taxes                               146,000            146,000
                                                      ------------       ------------
     Total current assets                               21,190,924         21,551,418

Property, Plant & Equipment, at Cost

Non-current
     Land                                                   99,746            306,881
     Land Improvements                                      40,343             40,343
     Buildings                                           4,243,378          5,825,461
     Machinery & equipment                              10,672,141         10,388,961
                                                      ------------       ------------
                                                        15,055,608         16,561,646
     Less: accumulated
           depreciation                                (11,232,786)       (12,444,923)
                                                      ------------       ------------
     Net plant and equipment                             3,822,822          4,116,723

Other Assets

     Investments in affiliates                              68,484             68,484

     Patents, licenses & trademarks,
     net of accumulated amortization                        13,670             16,168

     Net real estate held for sale                         144,072                -0-

     Goodwill                                              150,369            150,369

     Sundry                                                50,000                 -0-
                                                      ------------       ------------


Total assets                                          $ 25,440,341       $ 25,903,162
                                                      ============       ============



     LIABILITIES AND STOCKHOLDERS EQUITY

     Current Liabilities                                6/30/03            12/31/02
                                                      (Unaudited)          (Audited)
                                                      -----------          ---------
     Notes Payable (Note 5)                           $  6,911,849       $  7,072,265
     Current installments

        - Long term debt (Note 5)                        3,595,797            930,845
     Accounts payable - trade                            4,414,674          3,441,720
     Accrued liabilities                                 1,462,079          1,620,226
     Income taxes                                          (17,000)               -0-
                                                      ------------       ------------

     Total current liabilities                          16,367,399         13,065,056

     Deferred income taxes - Non-current                   458,000            483,000

     Long term debt, less

     Current portion shown above (Note 5)                      -0-          3,185,252
     Other non-current liabilities                         322,816            261,729

     Stockholders' Equity

     Preferred stock of $1.00 par value
     per share - authorized 500,000
     shares; 19,000 issued                                  19,000             19,000

     Common stock of $.10 par value per
     share - authorized 10,000,000 shares;
     3,139,737 shares issued                               313,974            313,974



     Additional paid-in  capital                         5,953,081          5,953,081
     Retained earnings                                   1,921,226          2,531,469
Foreign currency translation                                84,845             90,601
                                                      ------------       ------------
                                                         8,292,126          8,908,125
                                                      ------------

Total liabilities and stockholders' equity            $ 25,440,341       $ 25,903,162
                                                      ============       ============


See Notes to Financial Statements.

                             TRANS-INDUSTRIES, INC.
                     Consolidated Statements of Cash Flows
D.              For the Six Months Ended June 30, 2003 and 2002

                                                                   2003              2002
                                                                   ----              ----
                                                                (Unaudited)       (Unaudited)
                                                                -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings/(loss)                                             $  (610,248)      $   352,368
Adjustments to reconcile net earnings/(loss)
to net cash provided by operations:
     Loss on disposal of Vultron International Ltd. Assets          272,859               -0-
     Depreciation/Amortization                                      467,038           463,316
     Decrease (increase) in accts. receiv.                           87,018           921,602
     Decrease (increase) in refundable
       income taxes                                                     -0-           764,606
     Deferred income taxes (benefit)                                 40,000         1,017,000
     Decrease (increase) in inventory                              (140,071)          261,483
     Decrease (increase) in prepaid exp.                            (44,374)          107,567
     Increase (decrease) in accts. payable                        1,048,585           127,079
     Increase (decrease) in accr. liab.                             (74,254)         (227,624)
     Increase (decrease) in income taxes                            (17,000)           30,000
     (Gain) Loss on sale of Property and Equipment                   (1,500)           (9,529)
     Other                                                          (47,497)              692
                                                                -----------       -----------

Net Cash Provided (Used) by Operations                              980,556         3,808,560

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchase of fixed assets                                      (317,209)         (187,979)
     Proceeds from sale of Property & Equip.                          1,500            11,451
                                                                -----------       -----------
Net Cash Provided (Used) by Investing                              (315,709)         (176,528)

CASH FLOWS FROM FINANCING ACTIVITIES
     Net increase (repayment) of term
     borrowings                                                    (459,213)         (558,760)
     Net proceeds (payment) of credit line                         (160,416)       (3,112,881)
                                                                -----------       -----------

Net Cash Provided (Used) by Financing                              (619,629)       (3,671,641)

Foreign currency translation                                         (5,756)          (32,066)
                                                                -----------       -----------

Net decrease in cash                                                 39,462           (71,675)
Cash at beginning of year                                            24,996           161,782
                                                                -----------       -----------
Cash at end of quarter                                          $    64,458       $    90,107
                                                                ===========       ===========

Supplemental Disclosures:
     Interest paid                                              $   330,351       $   383,801
     Income taxes paid                                          $       -0-       $       -0-

See Notes to Financial Statements

                             TRANS-INDUSTRIES, INC.
                      Consolidated Statements of Cash Flows
D.               For the Six Months Ended June 30, 2003 and 2002



(Continued)


Supplemental disclosure of non-cash investing activities:


In March 2003, the Company sold certain assets of Vultron International, Ltd. in exchange for a note receivable of $ 160,000.












See Notes to Financial Statements

E.                   TRANS-INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.   Basis of Presentation

     The financial information presented as of any date other than December 31, 2002 has been prepared from the Company's books and records without audit. Financial information as of December 31, 2002 has been derived from the audited financial statements of the Company. In the opinion of management, all adjustments consisting of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods indicated, have been included. For further information regarding the Company's accounting policies, refer to the consolidated financial statements and related notes included in the Company's annual report on form 10-K for the year ended December 31, 2002.


2.   Inventories

     The major components of inventories are:

                                 6/30/03         12/31/02
                               -----------      -----------
          Raw Materials        $ 6,454,213      $ 6,810,004
          Work in Process        3,074,536        3,731,319
          Finished Goods         1,248,164          527,806
                               -----------      -----------

                               $10,776,913      $11,069,129
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

E.                   TRANS-INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



5.   Long-Term Debt

     Trans-Industries continues to be in default on certain covenants of its bank debt. The Company has not received a waiver for these defaults and the lender has reserved its rights and remedies. The lender has been monitoring the Company's demand line of credit and its term and mortgage loans. Efforts are currently underway to refinance this debt. Trans-Industries has retained Relational Advisors, LLC, financial advisors, to assist with ongoing discussions with its lender, and in the refinancing efforts of this debt. As a result of these circumstances, the Company has reflected all of its existing lender debt as current at the end of the second quarter even though the lender has not accelerated term debt maturity or demanded payment. Additionally, on August 1, 2003 the bank increased the interest rate on all the bank debt from prime plus 1.75% to prime plus 2.25%.

     The Company also has a secured $8,500,000 line of credit, in the form of a demand note, of which $6,911,849 was utilized at June 30, 2003. Interest is charged at the bank's prime lending rate, plus 1.75% and is payable monthly. Effective August 1, 2003, the bank increased the Company's interest rate to prime plus 2.25%.

     The line of credit agreement requires the Company to earn $1.00 per month. The agreement also restricts the payment of dividends, repurchase of common stock, and acquisition of property and equipment. At June 30, 2003, the Company was not in compliance with the bank loan agreement and did not request a waiver.

E.                   TRANS-INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



6.   Earnings (Loss) Per Share

     For the three and six months ended June 30, 2003, and the six months ended June 30, 2002 all options outstanding have been excluded from the computation of diluted earnings (loss) per share as the effect would be anti-dilutive. The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share computation for the three months ended June 30, 2002.


                                                                 THREE MONTHS ENDED 6/30/02
                                                                 --------------------------
                                                                                           PER SHARE
                                                               EARNINGS       SHARES        AMOUNT
                                                               --------       ------        ------
          Basic earnings per share:
              Earnings available to common stockholders:      $  42,953      3,139,737      $   .01
              Effect of dilutive securities:
              Stock Options                                          --          3,669           --
                                                              ---------      ---------      -------
          Diluted earnings per share:
              Earnings available to common stock
               holders plus assumed conversion:               $  42,953      3,143,406      $   .01

7.   Segment Information

     The Company operates in one market segment, the transportation industry, with products directed towards customers in the mass transit, highway, airline and rental car segments. Financial information summarized by geographic area is as follows:


                                              6/30/03                          6/30/02
                                   ----------------------------      ----------------------------
                                                       LONG-                            LONG-
                                                       LIVED                            LIVED
                                    REVENUES           ASSETS          REVENUES         ASSETS
                                    --------           ------          --------         ------
          United States            $11,923,168      $ 4,249,417      $13,117,138      $ 4,496,755
          United Kingdom               231,284              -0-          969,472          204,136
          Canada                     5,026,217              -0-        2,854,012              -0-
          Other                         12,090              -0-          114,497              -0-
                                   -----------      -----------      -----------      -----------

          Total                    $17,192,759      $ 4,249,417      $17,055,119      $ 4,700,891
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


9.   Stock Based Compensation

         At June 30, the Company has a stock-based employee compensation plan, which is described more fully in Notes B & I in the Company's Annual Report. The Company accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price greater than or equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net earnings (loss) and earnings (loss) per share if the company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

                                                           Three Months Ended June 30,
                                                           ----------------------------
                                                              2003              2002
                                                           -----------       ----------
Net earnings (loss), as reported                           $  (136,830)      $   42,953

Deduct: Total stock-based employee compensation
expense determined under fair value based method for
all awards, net of tax                                         (10,195)          (9,029)
                                                           -----------       ----------


Pro forma net earnings (loss)                              $  (147,025)      $   33,924
                                                           -----------       ----------

Earnings (loss) per share:
         Basic-as reported                                 $      (.04)      $      .01
         Basic-pro forma                                   $      (.05)      $      .01

         Diluted-as reported                               $      (.04)      $      .01
         Diluted-pro forma                                 $      (.05)      $      .01

E.                  TRANS-INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



     9.  Stock Based Compensation - Continued


                                                             Six Months Ended June 30,
                                                           -----------------------------
                                                              2003               2002
                                                           -----------       -----------
Net earnings (loss), as reported                           $  (610,248)      $   352,368

Deduct: Total stock-based employee compensation
expense determined under fair value based method for
all awards, net of tax                                         (20,390)          (18,058)
                                                           -----------       -----------


Pro forma net earnings (loss)                              $  (630,638)      $   334,310
                                                           -----------       -----------

Earnings (loss) per share:
         Basic-as reported                                 $      (.19)      $       .11
         Basic-pro forma                                   $      (.20)      $       .11

         Diluted-as reported                               $      (.19)      $       .11
         Diluted-pro forma                                 $      (.20)      $       .11

                     TRANS-INDUSTRIES, INC. AND SUBSIDIARIES

Item 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

                For The Three and Six Months Ended June 30, 2003


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


Sales and Earnings

Sales for the second quarter of 2003 were $8.5 million compared with $8.3 million for the year ago period. Included in last year's results were $0.4 million of sales from a U. K. subsidiary, which was sold in the first quarter of 2003. For the six month period ended June 30, 2003, sales were $17.2 million compared with $17.1 million last year with $1.1 million of these 2002 sales attributable to the operation that was sold.

Incoming orders rose significantly above 2002 levels for lighting, environmental and information products. In total, increases of more than 53% for the quarter and 76% for the first six months were realized compared with the same periods last year. Related to this was an increase in the Company's backlog, which rose to $17.0 million at the end of June 2003, compared with $13.0 million at June 30, 2002.

A poor performance in April by the information systems business, partially offset by pretax profits later in the second quarter, resulted in a loss of $137,000, or $0.04 per share, for the second quarter of 2003. For the comparable quarter of 2002, a profit of $43,000, or $0.01 per share, was recorded in part because in June 2002, Trans-Industries received a federal income tax refund, which was $396,000 higher than the estimated reserve established at December 31, 2001, due to a change in carry back provisions of the tax law. Accordingly, the excess refund was credited in the second quarter of 2002. Included in the loss of $137,000 were bank and consulting fees of more than $200,000 that were recorded as general and administrative expenses. These fees were primarily the result of the Company not replacing its primary lender with other financing. Trans-Industries anticipates having a new lender in place early in the fourth quarter. For the six months ended June 30, 2003, the Company recorded a net loss of $610,000 or $0.19 per share. This compares with a net profit of $352,000, or $0.11 per share, for the same period in 2002.

                     TRANS-INDUSTRIES, INC. AND SUBSIDIARIES

Item 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

                For The Three and Six Months Ended June 30, 2003


Additionally, to address its profitability, in July Trans-Industries initiated a significant restructuring program in the informational systems business. Costs associated with the restructuring, which include, but are not limited to, severance costs, legal fees, and advisor fees, have not yet been determined. However, they will be reported as a separate line item (restructuring charges) in the third quarter. Actions being implemented include personnel reductions, elimination of various contract employees, elimination of certain product lines, and the appointment of new management for the informational systems business. A further cost reduction is expected from the consolidation of the information systems business' two manufacturing facilities into one. Accordingly, the Company's Rochester Hills facility has been listed with a broker for sale.

Interest

Interest expense amounted to approximately $162,000 and $219,000 for the second quarter of 2003 and 2002, respectively. This decrease of $57,000 was the result of slightly lower debt levels and interest rate reductions in 2003.

Financial Condition

Current financial resources coupled with anticipated restructuring of debt and funds from operations are expected to meet funding requirements for the remainder of the year, based upon present needs.

Inventory valuation is based upon the lower of cost or market. At June 30, 2003, consolidated inventories were $10,776,913 compared to $11,044,905 a year ago. Included in the inventory at June 30, 2002 is $642,530, of inventory which was sold with Vultron International in March of 2003. Taking this reduction, into account the Company's inventory increased by approximately $375,000. This is a result of increased sales of the Company's lighting systems.

As mentioned in Note 5 to the financial statements, Trans-Industries continues to be in default on certain covenants of its bank debt. As a result, the Bank has the right, among other remedies, to demand payment in full of all the liabilities. Pursuant to an agreement between Trans-Industries and Comerica dated August 1, 2003, Comerica has agreed to forbear from taking action to collect the liabilities until August 31, 2003. Among other things, the agreement requires Trans-Industries to (a) continue to apply 100% of its cash in flows to the line of credit between it and Comerica; (b) use its best efforts to refinance all the debt by August 31, 2003; (c) pay interest on the debt at a rate of prime plus 2.25% (raised from prime plus 1.75%); and (d) pledge to Comerica, as additional collateral, all of its common stock holdings in its wholly owned subsidiaries.

Although this agreement expires on August 30, 2003 the Company anticipates the Bank will extend this agreement for another thirty days, however there can be no assurances of this.

                     TRANS-INDUSTRIES, INC. AND SUBSIDIARIES



Item 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET
                  RISK

We are exposed to the impact of interest rate changes and, to a lesser extent, foreign currency fluctuations. We have not entered into interest rate transactions for speculative purposes or otherwise. Our foreign currency exposures were immaterial as of June 30, 2003. Our primary interest rate risk exposure has resulted from floating rate debt related to our revolving loan facility and would be immaterial to our results from operations if rates were to increase 1% from June 30, 2003 rates. We currently do not hedge our exposure to floating interest rate risk.


Item 4.           CONTROLS AND PROCEDURES


Our Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of June 30, 2003, that our disclosure controls and procedures are effective for gathering, analyzing and disclosing the information we are required to disclose in our reports filed under the Securities Exchange Act of 1934. There have been no changes in our internal controls that occurred during the Company's most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal controls.



PART II -- OTHER INFORMATION


Item 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


On May 21, 2003, the Company held its annual meeting of shareholders, to act on proposals to: (1) elect six directors and (2) ratify the appointment of Grant Thornton LLP as the Company's independent auditor for the fiscal year ending December 31, 2003.
     The following table sets forth the results of the voting on the election of directors.

Nominee                             Votes For        Votes Withheld         Total Votes
-------                             ---------        --------------         -----------
Dale S. Coenen                      2,611,973             16,475            2,628,448
Duncan Miller                       2,624,707             16,475            2,641,182
Harry E. Figgie, Jr.                2,617,807             16,475            2,634,282
O.K. "Bud" Dealey, Jr.              2,619,307             16,475            2,635,782
Jessie D. Swinea, Jr.               2,623,095             16,475            2,639,570
Robert J. Ruben                     2,608,807             16,475            2,625,282

On the proposal to ratify Grant Thornton LLP as independent auditor for the company there was 2,620,763 votes for the proposal and 2,296 votes withheld.

                     TRANS-INDUSTRIES, INC. AND SUBSIDIARIES

Item 6.           EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits:

                  31.1 Certification of the CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                  31.2 Certification of the CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                  32.1     Certification of the CEO pursuant of 18 U.S.C.
                           Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                  32.2     Certification of the CFO pursuant of 18 U.S.C.
                           Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         (b)      Reports on Form 8-K

                  On May 15, 2003 the company filed a current report on Form 8-K regarding its first quarter financial results.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                   TRANS-INDUSTRIES, INC.
Date: August 14, 2003                              /s/     Kai Kosanke
      --------------------                         ----------------------------
                                                   Kai Kosanke, Treasurer
                                                   and Chief Financial Officer

Date: August 14, 2003                              /s/     Keith LaCombe
      --------------------                         ----------------------------
                                                   Keith LaCombe
                                                   Assistant Treasurer

                               10-Q EXHIBIT INDEX


               EXHIBIT NO.   DESCRIPTION

               EX-31.1     Certification of Chief Executive Officer

               EX-31.2     Certification of Chief Financial Officer

               EX-99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

               EX-99.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002