Form 10-Q
period 2003-09-30
TRANS INDUSTRIES INC
filed 2003-11-19
CIK 99102

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended September 30, 2003               Commission File Number 0-4539

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities and Exchange Act of 1934).
YES       NO  X
   -----    -----

The number of shares outstanding of registrant's Common stock, par value $.10 per share, at September 30, 2003 was 3,139,737.

                 TRANS-INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

              FORM 10-Q - FOR THE QUARTER ENDED SEPTEMBER 30, 2003

                                      INDEX


PART I.   FINANCIAL INFORMATION


Item 1.           FINANCIAL STATEMENTS

                  A.      Consolidated Statements of Operations ---
                              Three months ended September 30, 2003 and 2002. Nine months ended September 30, 2003 and 2002.

                  B.      Consolidated Statements of Comprehensive Income/(Loss)
                              Nine months ended September 30, 2003 and 2002.

                  C.      Consolidated Balance Sheets ---
                              September 30, 2003 and December 31, 2002

                  D.      Consolidated Statements of Cash Flows ---
                              Nine months ended September 30, 2003 and 2002.

                  E.      Notes to Consolidated Financial Statements.


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 3.           QUANTITIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Item 4.           CONTROLS AND PROCEDURES


PART II.          OTHER INFORMATION


Item 6.           EXHIBITS AND REPORTS ON FORM 8-K

                     TRANS-INDUSTRIES, INC. AND SUBSIDIARIES
A.
                CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)



                                                               For 3 Months Ended:            For 9 Months Ended:
                                                               -------------------            -------------------
                                                             9/30/03        9/30/02         9/30/03         9/30/02
                                                          ------------    ------------    ------------    ------------
1.  Gross sales less discounts, returns and allowances    $  8,310,848    $  7,603,082    $ 25,503,607    $ 24,658,201

2.  Cost of goods sold                                       7,225,458       5,592,213      19,146,859      17,452,601
                                                          ------------    ------------    ------------    ------------
3.  Gross Profit                                             1,085,390       2,010,869       6,356,748       7,205,600

4.  Selling, general and administrative exp.                 2,227,645       2,518,781       7,523,631       7,307,764
5.  Restructuring costs (note 8)                               361,124             -0-         633,983             -0-
                                                          ------------    ------------    ------------    ------------

6.  Operating income/(loss)                                 (1,503,379)       (507,912)     (1,800,866)       (102,164)

7.  Other (income)/ expense
         Interest expense                                      160,692         163,743         492,461         596,253
         Other income                                           (3,355)        (13,663)         (5,363)        (26,793)
                                                          ------------    ------------    ------------    ------------
         Total other (income)/expense                          157,337         150,080         487,098         569,460
                                                          ------------    ------------    ------------    ------------
8.  Earnings/(loss) before income taxes                     (1,660,716)       (657,992)     (2,287,964)       (671,624)

9.  Income tax expense/(benefit)                                   -0-        (166,000)        (17,000)       (532,000)
                                                          ------------    ------------    ------------    ------------
10. Net earnings/(loss)                                   $ (1,660,716)   $   (491,992)   $ (2,270,964)   $   (139,624)
                                                          ============    ============    ============    ============
11. Earnings/(loss) per share: (note 6)
    Basic                                                 $       (.53)   $       (.16)   $       (.72)   $       (.04)
    Diluted                                               $       (.53)   $       (.16)   $       (.72)   $       (.04)
                                                          ============    ============    ============    ============


See Notes to Financial Statements

                     TRANS-INDUSTRIES, INC. AND SUBSIDIARIES
B.
      CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME / (LOSS) (Unaudited)

                  NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002



                                       2003            2002
                                    -----------    -----------
Net earnings/(loss)                 $(2,270,964)   $  (139,624)

Other comprehensive loss:
   Equity adjustment from foreign
      currency translation.              (5,756)       (24,200)
                                    -----------    -----------

Comprehensive earnings/(loss)       $(2,276,720)   $  (163,824)
                                    ===========    ===========






See Notes to Financial Statements

                     TRANS-INDUSTRIES, INC. AND SUBSIDIARIES
C.                        CONSOLIDATED BALANCE SHEETS

     ASSETS

Current Assets                          9/30/03        12/31/02      LIABILITIES AND STOCKHOLDERS EQUITY
                                     ------------    ------------
                                      (Unaudited)      (Audited)
                                                                     Current Liabilities                     9/30/03      12/31/02
                                                                                                           -----------   -----------
     Cash                            $     61,579    $     24,996                                          (Unaudited)    (Audited)
     Accounts receivable                7,392,137       9,049,864
     Notes receivable                     111,700             -0-
     Inventories (Note 2)               8,920,973      11,069,129    Notes Payable (Note 5)                $ 5,593,281   $ 7,072,265
     Prepaid expenses                     272,721         293,429    Current installments
     Deferred income taxes                920,000         968,000
     Refundable income taxes              146,000         146,000        - Long term debt (Note 5)           3,368,200       930,845
                                     ------------    ------------    Accounts payable - trade                4,354,955     3,441,720
     Total current assets              17,825,110      21,551,418    Accrued liabilities                     1,251,670     1,620,226
                                                                     Income taxes                                  -0-           -0-
                                                                                                           -----------   -----------
Property, Plant & Equipment, at Cost
                                                                     Total current liabilities              14,568,106    13,065,056

     Land                                 140,089         220,564
     Land Improvements                        -0-         126,660    Deferred income taxes - Non-current       458,000       483,000

     Buildings                          4,245,328       5,825,461
     Machinery & equipment             10,788,878      10,388,961    Long term debt, less
                                     ------------    ------------
                                       15,174,295      16,561,646    Current portion shown above (Note 5)          -0-     3,185,252
     Less: accumulated
           depreciation               (11,431,989)    (12,444,923)   Other non-current liabilities             296,374       261,729
                                     ------------    ------------
     Net plant and equipment            3,742,306       4,116,723    Stockholders' Equity

Other Assets                                                         Preferred stock of $1.00 par value
                                                                     per share - authorized 500,000
     Investments in affiliates             68,484          68,484    shares; 19,000 issued                      19,000        19,000

     Patents, licenses & trademarks,                                 Common stock of $.10 par value per
     net of accumulated amortization       12,371          16,168    share - authorized 10,000,000 shares;
                                                                     3,139,737 shares issued                   313,974       313,974
     Net real estate held for sale        143,250             -0-

     Goodwill                             150,369         150,369
                                                                     Additional paid-in  capital             5,953,081     5,953,081
     Sundry                                12,000             -0-    Retained earnings                         260,510     2,531,469
                                     ------------    ------------    Foreign currency translation               84,845        90,601
                                                                                                           -----------   -----------
Total assets                         $ 21,953,890    $ 25,903,162                                            6,631,410     8,908,125
                                     ============    ============                                          -----------   -----------

                                                                     Total liabilities and stockholders'
                                                                       equity                              $21,953,890   $25,903,162
                                                                                                           ===========   ===========


See Notes to Financial Statements.

                             TRANS-INDUSTRIES, INC.
                      Consolidated Statements of Cash Flows
D.             For the Nine Months Ended September 30, 2003 and 2002

                                                                2003           2002
                                                                ----           ----
                                                             (Unaudited)    (Unaudited)
                                                             -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings/(loss)                                          $(2,270,964)   $  (139,624)
Adjustments to reconcile net earnings/(loss)
To net cash provided by operations:
     Loss on disposal of Vultron International Ltd. Assets       272,859            -0-
     Depreciation/Amortization                                   690,655        704,981
     Inventory write down                                      1,120,000            -0-
     Decrease (increase) in accts. receiv.                     1,546,027        602,709
     Decrease (increase) in refundable
       Income taxes                                                  -0-        764,606
     Deferred income taxes (benefit)                              40,000      1,017,000
     Decrease (increase) in inventory                            755,297       (131,557)
     Decrease (increase) in prepaid exp.                          20,708         82,106
     Increase (decrease) in accts. payable                       913,235        (93,705)
     Increase (decrease) in accr. liab.                         (368,556)      (213,288)
     Increase (decrease) in income taxes                         (17,000)      (136,000)
     (Gain) Loss on sale of Property and Equipment                (4,500)       (18,212)
     Other                                                        (8,203)           692
                                                             -----------    -----------

Net Cash Provided (Used) by Operations                         2,689,558      2,439,708

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchase of fixed assets                                   (459,483)      (487,702)
     Proceeds from sale of Property & Equip.                       4,500        106,451
                                                             -----------    -----------

Net Cash Provided (Used) by Investing                           (454,983)      (381,251)

CASH FLOWS FROM FINANCING ACTIVITIES
     Net increase (repayment) of term
     Borrowings                                                 (713,252)      (792,843)
     Net proceeds (payment) of credit line                    (1,478,984)    (1,330,226)
                                                             -----------    -----------

Net Cash Provided (Used) by Financing                         (2,192,236)    (2,123,069)

Foreign currency translation                                      (5,756)       (24,200)
                                                             -----------    -----------

Net increase (decrease) in cash                                   36,583        (88,812)
Cash at beginning of year                                         24,996        161,782
                                                             -----------    -----------
Cash at end of quarter                                       $    61,579    $    72,970
                                                             ===========    ===========




See Notes to Financial Statements

                             TRANS-INDUSTRIES, INC.
                      Consolidated Statements of Cash Flows
D.            For the Nine Months Ended September 30, 2003 and 2002

(Continued)


Supplemental Disclosures:
     Interest paid                   $         486,934     $        549,315
     Income taxes paid               $             -0-     $            -0-




Supplemental disclosure of non-cash investing activities:


In March 2003, the Company sold certain assets of Vultron International, Ltd. in exchange for a note receivable of $ 160,000.









See Notes to Financial Statements

E.                  TRANS-INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   Basis of Presentation

     The financial information presented as of any date other than December 31, 2002 has been prepared from the Company's books and records without audit. Financial information as of December 31, 2002 has been derived from the audited financial statements of the Company. In the opinion of management, all adjustments consisting of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods indicated, have been included. For further information regarding the Company's accounting policies, refer to the consolidated financial statements and related notes included in the Company's annual report on the Form 10-K for the year ended December 31, 2002.


2.   Inventories

     The major components of inventories are:

                                 9/30/03       12/31/02
                                 -------       --------
             Raw Materials     $ 5,063,912   $ 6,810,004
             Work in Process     2,392,894     3,731,319
             Finished Goods      1,464,167       527,806
                               -----------   -----------
                               $ 8,920,973   $11,069,129
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

E.                  TRANS-INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


5.   Long-Term Debt

     The Company continues to be in default on certain covenants of its bank debt. The Company has not received a waiver for these defaults and the lender has reserved its rights and remedies. The lender has been monitoring the Company's demand line of credit and its term and mortgage loans. Efforts are currently underway to refinance this debt. Trans-Industries has retained Relational Advisors, LLC, financial advisors, to assist with ongoing discussions with its lender, and in the refinancing efforts of this debt. As a result of these circumstances, the Company has reflected all of its existing lender debt as current, though the lender has not accelerated term debt maturity or demanded payment. Additionally, on August 1, 2003 the bank increased the interest rate on all the bank debt from prime plus 1.75% to prime plus 2.25%.

     The Company also has a secured $8,500,000 line of credit, in the form of a demand note, of which $5,593,281 was utilized at September 30, 2003. Interest is charged at the bank's prime lending rate, plus 2.25% and is payable monthly.

     The line of credit agreement requires the Company to earn $1.00 per month. The agreement also restricts the payment of dividends, repurchase of common stock, and acquisition of property and equipment. At September 30, 2003, the Company was not in compliance with the bank loan agreement and did not request a waiver.



6.   Earnings (Loss) Per Share

     For the three and nine months ended September 30, 2003, and the three and nine months ended September 30, 2002 all options outstanding have been excluded from the computation of diluted earnings (loss) per share as the effect would be anti-dilutive.

E.                   TRANS-INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


7.   Segment Information

     The Company operates in one market segment, the transportation industry, with products directed towards customers in the mass transit, highway, airline and rental car segments. Financial information summarized by geographic area is as follows:


                              9/30/03                    9/30/02
                     -------------------------   -------------------------
                                       LONG-                       LONG-
                                       LIVED                       LIVED
                       REVENUES       ASSETS       REVENUES       ASSETS
                     -----------   -----------   -----------   -----------
United States        $18,138,567   $ 4,060,295   $18,795,944   $ 4,410,183
United Kingdom           238,558           -0-     1,254,076       193,965
Canada                 7,106,817           -0-     4,406,257           -0-
Other                     19,665           -0-       201,924           -0-
                     -----------   -----------   -----------   -----------
Total                $25,503,607   $ 4,060,295   $24,658,201   $ 4,604,148
                     ===========   ===========   ===========   ===========


8.   Restructuring Costs

     In March of 2003, the Company sold the assets of its foreign subsidiary, Vultron International. As a result, the Company recorded restructuring charges in the amount of $272,859. Additionally, to address its profitability, in July the Company initiated a significant restructuring program in the informational systems business. Costs associated with the restructuring, as detailed in the table below, include (1) severance and vacation pay for those employees terminated, (2) consulting and financial advisor fees incurred, associated with advice and help in identifying and implementing various cost saving opportunities, (3) fees for various leases terminated early, (4) legal fees. The Company expects to incur consulting fees through June of 2004.


                               RESTRUCTURING COSTS
                      NINE MONTHS ENDED SEPTEMBER 30, 2003

             Severance and Vacation                       $  147,576
             Consulting and Financial Advisors Fees          204,717
             Canceled Leases                                   2,831
             Legal Fees                                        6,000
                                                          ----------
                      Subtotal                               361,124
             Sale of Vultron International                   272,859
                                                          ----------
                      Total                               $  633,983
                                                          ----------


E.                  TRANS-INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



9.  Stock Based Compensation

At September 30, the Company has a stock-based employee compensation plan, which is described more fully in Notes B & I in the Company's Annual Report. The Company accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price greater than or equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net earnings (loss) and earnings (loss) per share if the company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.


                                                        Three Months Ended September 30,
                                                        -------------------------------
                                                            2003              2002
                                                        -------------------------------
Net earnings (loss), as reported                        $  (1,660,716)   $    (491,992)

Deduct: Total stock-based employee compensation
expense determined  under fair value based method for
all awards, net of tax                                        (10,195)         (13,680)
                                                        -------------    -------------


Pro forma net earnings (loss)                           $  (1,670,911)   $    (505,672)
                                                        -------------    -------------

Earnings (loss) per share:
         Basic-as reported                              $        (.53)   $        (.16)
         Basic-pro forma                                $        (.53)   $        (.16)

         Diluted-as reported                            $        (.53)   $        (.16)
         Diluted-pro forma                              $        (.53)   $        (.16)


E.                  TRANS-INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



9.       Stock Based Compensation - Continued



                                                        Nine Months Ended September 30,
                                                        ------------------------------
                                                             2003            2002
                                                        ------------------------------
Net earnings (loss), as reported                        $  (2,270,964)   $    (139,624)

Deduct: Total stock-based employee compensation
expense determined  under fair value based method for
all awards, net of tax                                        (30,585)         (41,040)
                                                        -------------    -------------


Pro forma net earnings (loss)                           $  (2,301,549)   $    (180,664)
                                                        -------------    -------------

Earnings (loss) per share:
         Basic-as reported                              $        (.72)   $        (.04)
         Basic-pro forma                                $        (.73)   $        (.06)

         Diluted-as reported                            $        (.72)   $        (.04)
         Diluted-pro forma                              $        (.73)   $        (.06)




                     TRANS-INDUSTRIES, INC. AND SUBSIDIARIES

Item 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

             For The Three and Nine Months Ended September 30, 2003


Forward-Looking Statements

This discussion highlights significant factors influencing the financial condition and results of operations of Trans-Industries, Inc. It should be read in conjunction with the financial statements and related notes. This discussion includes certain forward-looking statements based on management's estimate of trends and economic factors in the markets in which the corporation is active, as well as the corporation's business plans. In light of recent securities law developments, including the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the corporation notes that such forward-looking statements are subject to risks and uncertainties. Accordingly, the corporation's actual results may differ from those set forth in such statements. Significant changes in economic conditions, regulatory or legislative changes affecting Trans-Industries, Inc., its competitors, or the markets in which it is active, or changes in other factors may cause future results to vary from those expected by the corporation. All of our forward-looking statements should be considered in light of the above factors and all other risks discussed from time to time in our filings with the Securities and Exchange Commission. We do not undertake to update our forward-looking statements to reflect future events or circumstances.


Sales and Earnings

Sales for the third quarter of 2003 were $8.3 million compared with $7.6 million for the same period a year ago. Included in last year's results were $0.3 million of sales from the Company's U. K. subsidiary, which was sold in the first quarter of 2003. For the nine month period ended September 30, 2003, sales were $25.5 million compared with $24.7 million last year with $1.4 million of these 2002 sales attributable to the operation that was sold.

After deducting sales for the U.K. subsidiary that was sold in 2003, sales increased by approximately 13.8% and 9.6% for the quarter and nine month period respectively compared to a year ago. This sales increase is primarily attributable to increased sales of the Company's lighting products and dust control systems.

For the third quarter of 2003, the Company posted a loss of $1,660,716, or $.53 per share, compared to a loss of $491,992, or $.16 per share, for the same period of 2002. In July the Company initiated a significant restructuring program in the informational systems business. Costs associated with the restructuring amounted to $361,124 for the third quarter of 2003. These restructuring costs are comprised of: (1) severance and vacation pay for those employees terminated, (2) consulting and financial advisor fees incurred associated with advice and help in identifying and implementing various cost saving opportunities, (3) fees for various leases terminated early, (4) legal fees. Cost of sales for the third quarter of 2003, rose to 86.9 percent of revenue from 73.6 percent of revenue for the third quarter of 2002. This increase is primarily attributable to the Company's restructuring program. An inventory write down was recorded

                     TRANS-INDUSTRIES, INC. AND SUBSIDIARIES

Item 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

             For The Three and Nine Months Ended September 30, 2003


consisting of discontinued products such as VMX transit bus signs, multi-color reflective disc product, and Company produced ballasts. Additionally, as part of the restructuring plan, the Company consolidated two of its manufacturing facilities. As a result, the Company thoroughly examined its inventory before moving it to the Bad Axe facility. Where there was excess "service" inventory for a product, which had been in the field for several years, it was decided to scrap or set up a reserve for this excess inventory. This primarily related to liquid crystal components produced at its recently sold facility in England, translator sign product, and VMX bus sign product. The inventory write down totaled $1,120,000 for the third quarter of 2003. For the nine months ending September 30, 2003, the Company showed a loss of $2,270,964, or $.72 per share compared to a loss of $139,624, or $.04 per share for the same period a year ago. $633,983 of restructuring cost is included in the loss for the nine month period of 2003.

Interest

Interest expense amounted to approximately $161,000 and $164,000 for the third quarters of 2003 and 2002, respectively. This increase of $3,000 was the result of slightly higher debt levels in 2003.

Financial Condition

Current financial resources coupled with anticipated restructuring of debt and funds from operations are expected to meet funding requirements for the remainder of the year, based upon present needs.

Inventory valuation is based upon the lower of cost or market. At September 30, 2003, consolidated inventories were $8,920,973 compared to $11,437,945 a year ago. Included in the inventory at September 30, 2002 is $678,397 of inventory, which was sold with Vultron International in March of 2003. Taking this reduction into account, the Company's inventory decreased by approximately $1,839,000 of which $1,120,000 was attributable to the inventory write down.

As disclosed in Note 5 to the financial statements, Trans-Industries continues to be in default on certain covenants of its bank debt. As a result, the bank has the right, among other remedies, to demand payment in full of all the liabilities. Pursuant to an agreement between Trans-Industries and Comerica dated August 1, 2003, Comerica has agreed to forbear from taking action to collect the liabilities until December 1, 2003. Among other things, the agreement requires Trans-Industries to (a) continue to apply 100% of its collections to the line of credit; (b) use its best efforts to refinance all the debt by December 1, 2003; (c) pay interest on the debt at a rate of prime plus 2.25% (raised from prime plus 1.75%); and (d) pledge to Comerica, as additional collateral, all of its common stock holdings in its wholly owned subsidiaries. Although this

                     TRANS-INDUSTRIES, INC. AND SUBSIDIARIES

Item 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

             For The Three and Nine Months Ended September 30, 2003


agreement expires on December 1, 2003 the Company anticipates the Bank will extend this agreement for another thirty days, however there can be no assurances of this. The Company has begun negotiations with another lender to replace Comerica, its current lender. The proposed new lender has begun their task of due diligence and after a satisfactory completion of that process, the Company anticipates the replacement of the Comerica debt. The Company has targeted the end of the year for the completion however there can be no assurance of when, or if, successful completion of any agreement with this new lender will occur.

                     TRANS-INDUSTRIES, INC. AND SUBSIDIARIES


Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We are exposed to the impact of interest rate changes and, to a lesser extent, foreign currency fluctuations. We have not entered into interest rate transactions for speculative purposes or otherwise. Our foreign currency exposures were immaterial as of September 30, 2003. Our primary interest rate risk exposure has resulted from floating rate debt related to our revolving loan facility and would be immaterial to our results from operations if rates were to increase 1% from September 30, 2003 rates. We currently do not hedge our exposure to floating interest rate risk.

Item 4.    CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of September 30, 2003, that our disclosure controls and procedures are effective for gathering, analyzing and disclosing the information we are required to disclose in our reports filed under the Securities Exchange Act of 1934. There have been no changes in our internal controls that occurred during the Company's most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal controls.

                     TRANS-INDUSTRIES, INC. AND SUBSIDIARIES


Item 6.           EXHIBITS AND REPORTS ON FORM 8-K

     (a)          Exhibits:
                  31.1 Certification of the CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
                  31.2 Certification of the CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
                  32.1 Certification of the CEO and CFO pursuant of 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (a)          Reports on Form 8-K

                  The Company did not file any reports on the form 8-K during the period ended September 30, 2003.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  TRANS-INDUSTRIES, INC.

Date: November 17, 2003                           /s/ Kai Kosanke
      ------------------------------              --------------------------

                                                  Kai Kosanke, Treasurer

                                                  and Chief Financial Officer



Date: November 17, 2003                           /s/ Keith LaCombe
      ------------------------------              --------------------------

                                                  Keith LaCombe

                                                  Assistant Treasurer

                               10-Q EXHIBIT INDEX

EXHIBIT NO.      DESCRIPTION


EX-31.1 Certification of the CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

EX-31.2 Certification of the CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

EX-32.1 Certification of the CEO and CFO pursuant of 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.