Form 10-K
period 2003-12-31
TRANS INDUSTRIES INC
filed 2004-04-14
CIK 99102

                                    FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

  For the fiscal year ended December 31, 2003     Commission File Number 0-4539

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

                     Common Stock, Par Value $.10 Per Share

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

         As of February 29, 2004, 3,139,737 shares of Common Stock were outstanding and the aggregate market value of the Common Stock held by non-affiliates of the registrant (based upon the last sale price on the NASDAQ National Market) was approximately $7,755,150.

DOCUMENTS INCORPORATED BY REFERENCE

         Information called for by Part III (Items 10, 11, 12,13, and 14) is incorporated by reference from the Registrant's definitive proxy statement in connection with its Annual Meeting of Shareholders to be held on June 16, 2004, which Proxy Statement will be filed pursuant to Regulation 14A.

                                     PART I

Item 1 Business.

Introduction

         Trans-Industries, Inc. (the "Company") was incorporated in Delaware in 1967 to acquire the business of Transign, Inc., a company founded in 1952 to manufacture mechanical bus signs. Initially, the Company produced mechanical signage for the mass transit market, but its current efforts are concentrated on electronic systems for the display of information, bus lighting products, and source extraction systems for the environmental market. These products are sold to virtually all segments of the transportation industry and to a broad range of commercial and industrial markets.

Operations

         A. Industry Segment.

              By nature, all products supplied by Trans-Industries and its subsidiaries are designed to provide comfort, convenience and safety to passengers and properties in the transportation market. The signage is used as a means of communication with vehicle passengers. They enable messages to be sent to vehicle operators and passengers alike, whether the message is of alternate routes in heavy traffic or to warn of an impending hazard. Interior bus lighting systems provide comfort and illuminate the vehicle's interior, which improves passenger safety. The "source extraction system" is provided to transportation groups who use the system to clean their vehicles. This system provides a convenient method of maintaining a cleaner, healthier, and more comfortable atmosphere for riding passengers. The production process for all but a small percentage of these products entails detailed testing and assembly work. The "source extraction system" is an engineering design, assembly and installation operation.

The customer base for most of Trans-Industries products include:

         1. State departments of transportation;

         2. Bus manufacturers;

         3. City and local governments and;

         4. Private commercial enterprises.

         B. Material Customers.

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

         C. Sales Backlog.

              As of February 29, 2004, the Company's backlog, after excluding foreign operations for all years, was $11,960,000 compared with $12,447,000 and $11,680,000 for the same dates in 2003 and 2002, respectively. Of the current backlog, it is anticipated that 90 percent will be completed within one year.

         D. Foreign and Domestic Operations and Export Sales.

              Through a subsidiary, the Company operated a manufacturing, assembly, sales, and service facility in the United Kingdom. This operation sold products purchased from the affiliated domestic companies, as well as products manufactured in the United Kingdom, to customers in Europe, Australia, and Asia. Substantially all the assets of this subsidiary were sold in March of 2003 to its managing director. See Notes J and K to the consolidated financial statements. Additional foreign sales are made on an export basis from domestic offices as well as through certain agents abroad. Summarized financial information about foreign operations and exports is in Note M to the Consolidated Financial Statements.

         E. Research and Quality Control.

              The Company's principal research activities are conducted at its product development center in Rochester Hills, Michigan, where line maintenance and new product programs are carried out according to perceived market opportunities. Quality control, rather than being centralized, is a function performed at each manufacturing plant.

              Approximately $954,000, $949,000 and $816,000 was spent on research and development during the years ended December 31, 2003, 2002 and 2001, respectively.

         F. Competition.

              In each of its market niches the Company faces competition from one or more entities. These entities range in size from small to large integrated enterprises, both domestically and internationally, with no single company dominating any one market. The Company owns and has licensed United States and foreign patents relating to the manufacture of many of its products. Despite these patent protections there can be no assurance that a competitor will not copy the functions or features of the Company's products. The Company believes that its principle methods of competition are price, service, and product performance.

         G. Raw Materials.

              The principal raw materials used by the Company include steel, aluminum, plastics, electronic components, and synthetic materials, all of which are presently available in adequate supply on the open market.

         H. Employee Relations.

              The Company employs approximately 200 people, supplemented by temporary workers, with a minimum of these employees covered by a union contract that expires August 10, 2006. The Company considers its overall labor relations with employees to be good.

              The Company maintains profit sharing and 401-K plans for all of its full-time employees who are not part of a bargaining unit.

              In 1996, the Company adopted a stock option plan for officers, directors, and key employees of the Company and its subsidiaries. (See Note I to the consolidated financial statements)

         I. Environmental Considerations.

              The Company believes it is in compliance with all state and federal regulations for environmental control and safety, and the related expenditures are generally not significant.

         J. Directors and Officers of the Registrant.

              See Part III, Item 10 for certain information regarding officers and directors.

Item 2. Properties.

              Domestic operations are conducted at six principal facilities. Four are owned, of which two are located in Waterford, Michigan, one in Rochester Hills, Michigan and one in Bad Axe, Michigan. Two locations are leased. One of the leased facilities is an administrative office located in Rochester Hills, Michigan under a month to month lease agreement. The other leased facility is in Wilmington, North Carolina, and is leased through January 2006.

              The production previously done in Rochester Hills has been moved to the Bad Axe facility and the Rochester Hills plant is for sale. The Company expects to close on the sale of this facility in the next six months.

              International operations were conducted in England at a leased facility located in Leeds. This plant is currently on the market for lease to a third party. The lease agreement expires in December 2007. Currently, the facility is being subleased to the party that acquired Vultron International, LTD.

              The plants, all of which are well maintained and in good operating condition, contain an aggregate of approximately 260,000 square feet of floor space. Generally, the plants have been operating on a five-day a week basis with occasional overtime.

Item 3. Legal Proceedings.

              Neither the Company nor any of its subsidiaries is a party to any material legal proceedings other than ordinary routine litigation incidental to the business. The Company believes that the outcome of these proceedings will have no material adverse affect on its consolidated financial statements.

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

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

              The Common Stock is traded on the Over-the-Counter Market and is included in the National Association of Securities Dealers Automated Quotation System under the symbol TRNI. The following table sets forth the range of trade prices as reported by the National Securities Dealers Association, Inc. for the preceding two years:

                                         Trade Prices
                                         ------------
                                   High                  Low
                                   ----                  ---
2003
    First Quarter                $ 5.70                $ 3.86
    Second Quarter               $ 5.64                $ 4.21
    Third Quarter                $ 4.87                $ 2.59
    Fourth Quarter               $ 3.22                $ 2.10

2002
    First Quarter                $ 3.50                $  .90
    Second Quarter               $ 4.00                $ 2.40
    Third Quarter                $ 4.00                $ 2.50
    Fourth Quarter               $ 4.00                $ 3.00

These quotations reflect actual transactions without retail markup, markdown, or commission.

              As of December 31, 2003, there were 218 registered holders of the Common Stock of the Registrant.

Item 6. Selected Financial Data.

              The following selected consolidated financial data relating to the Company and its subsidiaries has been taken from the consolidated financial statements. Such selected consolidated financial data should be read in conjunction with the consolidated financial statements of the Company and the notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations," which are included elsewhere in this report.

                                             2003              2002             2001             2000               1999
OPERATIONS
       Net Sales                         $33,721,456       $34,567,382      $36,135,578       $44,687,028      $39,544,177
       Cost of Sales                      25,284,634        25,165,989       28,013,444        35,219,941       28,167,787
       Interest Expense                      661,880           664,727        1,191,470         1,444,864          955,953
       Income Tax Exp. (benefit)             531,000          (165,000)      (1,944,000)         (305,000)         392,000
       Net Earnings (loss)                (3,761,090)       (1,343,644)      (3,079,378)       (2,303,258)         225,643

FINANCIAL CONDITION
       Current Assets                     17,224,345        21,551,418       22,478,496        25,834,537       24,664,953
       Current Liabilities                15,713,505        13,065,056       13,803,098        17,652,186       15,669,461
       Working Capital                     1,510,840         8,486,362        8,675,398         8,182,351        8,995,492
       Current Ratio                            1.10              1.65             1.63              1.46             1.57
       Net Property, Plant
           and Equipment                   3,753,732         4,116,723        4,738,521         7,292,013        7,318,657
       Long Term Debt                         43,290         3,185,252        4,044,584         5,263,236        3,923,634
       Stockholders' Equity                5,154,343         8,908,125       10,184,408        11,307,577       13,630,120
       Total Assets                       21,164,517        25,903,162       28,281,338        34,763,470       33,833,827

COMMON SHARE DATA
       Net Earnings (loss) (a)
           Basic                         $     (1.20)      $      (.43)     $      (.98)      $      (.73)     $       .07
           Diluted                       $     (1.20)      $      (.43)     $      (.98)      $      (.73)     $       .07
       Book Value (b)                    $      1.64       $      2.84      $      3.24       $      3.60      $      4.34
       Average Shares Outstanding
           Basic                           3,140,000         3,140,000        3,140,000         3,140,000        3,140,000
           Diluted                         3,140,000         3,140,000        3,140,000         3,140,000        3,140,000

(a) Based on weighted average number of common shares and equivalents outstanding.

(b) Based on shares outstanding at year-end.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements:

              This discussion highlights significant factors influencing the financial condition and results of operations of Trans-Industries, Inc. It should be read in conjunction with the financial statements and related notes. This discussion includes certain forward-looking statements based on management's estimate of trends and economic factors in the markets in which the Company is active, as well as the Company's business plans. In light of recent securities law developments, including the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company notes that such forward-looking statements are subject to risks and uncertainties. Among these are significant changes in economic conditions and regulatory or legislative changes that can affect the Company, its competitors, or the markets in which it is active. The Company believes any forward-looking statements it has made are based on current management expectations and they are subject to risks and uncertainties. These risks and uncertainties include, but are not limited to the following:

              - Uncertainties discussed in "Management's Discussion and
                Analysis" and in "Description of Business" noted above as well as those set forth elsewhere in the Company's SEC filings;

              - The potential inability to close the sale of the Company's
                Rochester Hills manufacturing facility;

              - The continued forbearance by the Company's bank lender of their right to call the debt now due;

              - A further decline of economic conditions in general and in the mass transit industry in particular;

              - Changes in customer requirements or reduced demand for the
                Company's products and services;

              - The inability of the Company to successfully implement its restructuring program in the informational systems business;

              - Competitive factors (including the introduction or enhancement of competitive products and their successful introduction into the marketplace);

              - Product pricing decreases and component price increases that may result in materially reduced gross profit margins for the Company's products;

              - Unforeseen increases in operating expenses;

              - The inability to attract or retain management, sales or
                engineering talent.

CRITICAL ACCOUNTING POLICIES

The Company's discussion and analysis of its financial condition and results of operations are based upon the Company's financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Our significant accounting policies are discussed in Note B of the notes to the consolidated financial statements included herein. Our critical accounting policies are subject to judgments and uncertainties, which affect the application of these policies. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. On an on-going basis, the Company evaluates its estimates, including those related to the valuation of accounts receivable, inventory, deferred tax assets, and property and equipment. In the event estimates or assumptions prove to be different from actual amounts, adjustments are made in the subsequent period to reflect more current information. The material accounting policies that the Company believes are most critical to the understanding of the Company's financial position and results of operation are discussed below.

RESULTS OF OPERATIONS

2003 Compared with 2002

         Sales for 2003 were $33.7 million compared to $34.6 million. This decrease of $.9 million primarily resulted from the sale of Vultron International, LTD. in March 2003.

         The Company's pre-tax loss for 2003 amounted to $3,230,090 compared to a pre-tax loss of $1,508,644 for the 2002 fiscal year. This resulted from among other things, a major restructuring program in the informational systems business initiated in July 2003. Costs associated with the restructuring amounted to $831,862 for the fiscal year 2003. These costs are comprised of (1) severance and vacation pay for those employees terminated, (2) consulting and financial advisor fees associated with the advice and help in identifying and implementing various cost saving opportunities, (3) fees for various leases terminated early and, (4) legal fees. In addition to these restructuring costs an inventory write down was recorded consisting of discontinued products such as VMX transit bus signs, multi-color reflective disc product, and Company produced ballast. Additionally, as a part of the restructuring plan, the Company consolidated two of its manufacturing facilities into one. As a result, the Company thoroughly examined its inventory before moving it to the Bad Axe facility. Where management determined excess "service" inventory for existing products was on hand, it was decided to scrap or establish a reserve for this excess inventory. This reserve essentially related to liquid crystal components produced at its recently sold facility in England, translator sign product, and VMX bus sign product. The inventory write down totaled $1,120,000 for the fiscal year 2003 and was included in the Company's cost of sales.

         Cost of sales for 2003 was $25,284,634 compared to $25,165,989 for the previous year. As a percentage of sales, this represents 75.0% in 2003 and 72.8% in 2002. The change in cost of sales is primarily attributable to the Company's restructuring, as discussed above, in that an inventory write down was recorded consisting of discontinued products such as VMX transit bus signs, multi-color reflective disc product, and Company produced ballast resulting in a $1,120,000 charge to cost of goods sold. This increase was offset by a decrease of $1,419,496 resulting from the sale of Vultron International, LTD. in March 2003. In 2003, $166,200 is included in cost of goods sold compared to $1,585,696 in 2002 relating to the Vultron International, LTD. operations.

         Selling, general, and administrative expense rose slightly in 2003 to $10,234,024 from $9,829,489 in 2002. This increase of $404,535 is primarily the result of increased banking fees and health care costs.

         Interest expense remained at approximately the same level for 2003 and 2002. Interest expense dropped to $661,880 in 2003 from $664,727 in 2002.

         During the fourth quarter of 2003, the Company provided a valuation allowance of $548,000 to reduce its net deferred tax asset to zero.

2002 Compared with 2001

         Sales for 2002 were $34.6 million compared to $36.1 million for the previous year. This sales decrease of $1.5 million or 4.3 percent, from 2001 sales levels, was attributable to the closing of two subsidiaries in 2001. Even though sales of the Company's electronic variable message signs increased approximately 15% as compared to 2001, this increase was more than offset by the sales decrease caused by the closing of two subsidiaries.

         The Company's pretax loss for 2002 amounted to $1,508,643 compared to a pretax loss of $5,022,961 for the 2001 fiscal year. Included in the pretax loss for 2002 is a $450,000 impairment loss. The Company's wholly owned foreign subsidiary had mounting losses during 2002 and the outlook for 2003 and beyond was bleak. Consequently, in March of 2003, the Company sold all of the assets of this English based Company to its managing director, thus giving rise to the impairment loss recorded in 2002. Additionally, the Company noticed a slight drop in its profit margin on its bus lighting product lines due to competitive pressures and the cost of increased efforts employed to successfully maintain its market share. Included in the pretax loss for 2001 is $2.1 million of restructuring costs associated with the closing of two subsidiaries as well as $2.7 million of operating losses from closed operations.

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

LIQUIDITY AND CAPITAL RESOURCES

         As of year-end 2003, the Company had $1.5 million of working capital compared with $8.5 million at year-end 2002, and $8.7 million at year-end 2001. This decrease in working capital of $7.0 million was due to significant decreases in inventory, accounts receivable and deferred income taxes. The valuation allowance for the Company's deferred income tax asset was increased to 100% of its value. Additionally, the Company is in default on certain loan covenants with its bank and the Company has not received a waiver for these defaults while the lender has reserved its rights and remedies. Pursuant to an agreement between the Company and Comerica dated February 26, 2004, Comerica has agreed to forbear from taking action to collect the liabilities until January 3, 2005. Among other things, the agreement requires Trans Industries to (a) continue to apply 100% of its collections to the line of credit; (b) use its best efforts to refinance all the debt by January 3, 2005; (c) pay interest on the debt at a rate of prime plus 3.50%; (d) pledge to Comerica all of its common stock holdings in its wholly owned subsidiaries; and (e) maintain certain tangible effective net worth levels. At December 31, 2003, the Company was in default of the tangible effective net worth requirement. This default has continued through the first quarter of 2004. The Company is seeking a waiver from its lender. Additionally, Comerica required personal guarantees from two of the Company's directors in the amount of $500,000, for which the Company has provided indemnifications to these directors.

As a result, the Company has reflected all of its debt with its primary lender as current, though the lender has not accelerated term debt maturity or demanded payment. The Company generated cash from operating activities of $2,333,000 for the year ending December 31, 2003. Cash generated by operations was primarily the result of a decrease in accounts receivable and an increase in accounts payable and accrued liabilities. The Company utilized cash from investing activities of $487,000, representing the purchase of property and equipment, primarily tooling. Financing activities utilized $1,712,000, representing the net reduction of bank debt for the current year.

        For 2004, anticipated increases in required working capital are expected to be met from the cash flow from operations, the sale of one of the Company's manufacturing facilities, where production from two facilities was consolidated into one, and the receipt of $1.5 million in our private placement of convertible preferred stock, which was completed on March 4, 2004. At December 31, 2003, there were no material commitments for capital expenditures for the ensuing year, beyond tooling and line maintenance requirements.

        The Company's outstanding contractual obligations as of December 31, 2003 are summarized as follows:

Years Ending                       Operating              Bank
December 31                         Leases                Debt                  Total
-----------                       -----------             ----                  -----
2004                              $  250,616           $3,143,195            $3,393,811
2005                                 245,722               16,410               262,132
2006                                 183,694               13,145               196,839
2007                                 156,010               13,735               169,745
2008                                  31,524                    -                31,524
                                  ----------           ----------            ----------
Total future minimum payments     $  867,566           $3,186,485            $4,054,051
                                  ==========           ==========            ==========

OFF BALANCE SHEET ARRANGEMENTS

         The Company does not have any non-consolidated special purpose entity arrangements, nor has the Company entered into any off balance sheet transactions.

DIVIDENDS

         Typically, the Company does not pay cash dividends on its common stock. See Notes F and P regarding dividends on preferred stock.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMANTS

         In June 2002, the FASB issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities", which is effective for exit or disposal activities that are initiated after December 31, 2002. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost as defined in Issue 94-3 was recognized at the date of an entity's commitment to an exit plan. The adoption of this pronouncement resulted in the Company recording its restructuring costs relating to the sale of VIL and its informational systems business's operations as incurred, as opposed to recording an estimate of the entire amount of the restructurings at the time the plans were put in place.

         In November 2002, the Emerging Issues Task Force reached a consensus opinion on EITF 00-21, "Revenue Arrangements with Multiple Deliverables." The consensus provides that revenue arrangements with multiple deliverables should be divided into separate units of accounting if certain criteria are met. The consideration for the arrangement should be allocated to the separate units of accounting based on their relative fair values, with different provisions if the fair value of all deliverables are not known or if the fair value is contingent on delivery of specified items or performance conditions. Applicable revenue recognition criteria should be considered separately for each separate unit of accounting. EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. Entities may elect to report the changes as a cumulative effect adjustment in accordance with APB Opinion 20, Accounting Changes. The adoption of EITF 00-21 did not have a material effect on the Company's financial position or results of operations.

         In May 2003, the FASB issued Statement 150, "Accounting for Certain Financial instruments with Characteristics of Both Liabilities and Equity". This statement established standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in come circumstances). This statement is effective for financial instruments entered into or modified after May 31, 2003 and other wise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this statement did not impact the Company's financial position.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

         The Company's exposure to interest rate risk is limited to fluctuations in the bank's prime lending rate which may increase or decrease the effective interest rate on the Company's revolving credit facility. The Company is exposed to the impact of foreign currency fluctuations. International revenues from the foreign subsidiary were less than 1% of total revenues for the twelve months ended December 31, 2003. The Company's primary foreign currency exposure is the British Pound. The Company manages its exposure to foreign currency denominated assets with liabilities in the same currency and, as such, certain exposures are naturally offset. The Company's foreign currency loss is immaterial and as such the exposure has been omitted. The bulk of the items purchased by the Company are electronic components not considered commodities, as such there is no real commodity price risk. The Company does not hold any derivative instruments or engage in any hedging activities.

Item 8. Financial Statements.

         The following pages contain the Consolidated Balance Sheets as of December 31, 2003 and 2002 and the related Consolidated Statements of Operations, Stockholders' Equity and Cash Flows for each of the years in the three-year period ended December 31, 2003, including the report of the Company's independent certified public accountants.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors
Trans-Industries, Inc.

We have audited the accompanying consolidated balance sheets of Trans-Industries, Inc. (a Delaware corporation) and Subsidiaries as of December 31, 2003 and 2002 and the related consolidated statements of operations, comprehensive loss, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Trans-Industries, Inc. and Subsidiaries as of December 31, 2003 and 2002, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note A to the consolidated financial statements, the Company has sustained recurring losses from operations, has experienced cash flow difficulties and is in default of the terms of its credit facility. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with respect to this matter are also discussed in Note A. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Grant Thornton, LLP.

Southfield, Michigan
April 2, 2004

                     TRANS-INDUSTRIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                  DECEMBER 31,

                                                                                 2003             2002
                                                                              ----------       ----------
                                         ASSETS
CURRENT ASSETS
    Cash                                                                     $   166,488       $    24,996
    Accounts receivable, less allowance for doubtful
       accounts of $518,000 in 2003 and $428,000
       in 2002                                                                 7,617,157         9,049,864
    Inventories                                                                9,204,145        11,069,129
    Refundable income taxes                                                            -           146,000
    Deferred income taxes                                                              -           968,000
    Prepaid expenses and other current assets                                    236,555           293,429
                                                                             -----------       -----------
              Total Current Assets                                            17,224,345        21,551,418

PROPERTY, PLANT AND EQUIPMENT - AT COST
    Land                                                                         140,089           220,564
    Land improvements                                                                  -           126,660
    Buildings                                                                  4,257,569         5,825,461
    Machinery and equipment                                                   10,732,305        10,388,961
                                                                             -----------       -----------
                                                                              15,129,963        16,561,646

    Less accumulated depreciation and amortization                            11,518,659        12,444,923
                                                                             -----------       -----------
              Net property, plant and equipment                                3,611,304         4,116,723

Goodwill, less accumulated amortization of
    $74,999 in 2003 and 2002                                                     150,369           150,369
Real estate held for sale                                                        142,428                 -
Other assets                                                                      36,071            84,652
                                                                             -----------       -----------
                                                                             $21,164,517       $25,903,162
                                                                             ===========       ===========

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                                                                               2003               2002
                                                                           -------------      ------------
                   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

    Note payable to bank                                                   $   6,298,288      $  7,072,265
    Current maturities of long-term debt                                       3,143,195           930,845
    Accounts payable                                                           3,930,700         3,441,720
    Accrued liabilities                                                        2,341,322         1,620,226
                                                                           -------------      ------------
              Total Current Liabilities                                       15,713,505        13,065,056

LONG-TERM DEBT, EXCLUDING CURRENT MATURITIES                                      43,290         3,185,252

DEFERRED INCOME TAXES                                                                  -           483,000

OTHER LIABILITIES                                                                253,379           261,729

COMMITMENTS AND CONTINGENCIES (NOTE G)                                                 -               -

STOCKHOLDERS' EQUITY

    Preferred stock of $1 par value per share, authorized
       500,000 shares; 19,000 issued and outstanding                              19,000            19,000
    Common stock of $0.10 par value per share, authorized
       10,000,000 shares; 3,139,737 issued and outstanding                       313,974           313,974
    Additional paid-in capital                                                 5,953,081         5,953,081
    (Accumulated deficit) retained earnings                                   (1,229,621)        2,531,469
    Accumulated other comprehensive income                                        97,909            90,601
                                                                           -------------      ------------
              TOTAL STOCKHOLDERS' EQUITY                                       5,154,343         8,908,125
                                                                           -------------      ------------
                                                                           $  21,164,517      $ 25,903,162
                                                                           =============      ============

                     TRANS-INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                            YEARS ENDED DECEMBER 31,

                                                               2003              2002             2001
                                                            -----------      -----------      ------------
Net sales                                                   $33,721,456      $34,567,382      $ 36,135,578

Cost of goods sold                                           25,284,634       25,165,989        28,013,444
                                                            -----------      -----------      ------------
              Gross profit                                    8,436,822        9,401,393         8,122,134

Selling, general and administrative expenses                 10,234,024        9,829,489         9,915,491
Restructuring costs                                             831,862                -         2,116,153
Impairment loss                                                       -          450,000                 -
                                                            -----------      -----------      ------------
              Operating loss                                 (2,629,064)        (878,096)       (3,909,510)

Other expense (income), net
    Interest expense                                            661,880          664,727         1,191,470
    Other                                                       (60,854)         (34,179)          (77,602)
                                                            -----------      -----------      ------------
                                                                601,026          630,548         1,113,868
                                                            -----------      -----------      ------------
              Loss before income taxes                       (3,230,090)      (1,508,644)       (5,023,378)

Income tax expense (benefit)                                    531,000         (165,000)       (1,944,000)
                                                            -----------      -----------      ------------
              Net loss                                      $(3,761,090)     $(1,343,644)     $ (3,079,378)
                                                            ===========      ===========      ============

Loss per share:
    Basic                                                   $     (1.20)     $      (.43)     $       (.98)
                                                            ===========      ===========      ============
    Diluted                                                 $     (1.20)     $      (.43)     $       (.98)
                                                            ===========      ===========      ============

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                     TRANS-INDUSTRIES, INC. AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

                            YEARS ENDED DECEMBER 31,

                                                                2003             2002              2001
                                                            -----------      -----------       -----------
Net loss                                                    $(3,761,090)     $(1,343,644)      $(3,079,378)

Other comprehensive income
    Equity adjustment from foreign
       currency translation                                       7,308           67,361            56,209
                                                            -----------      -----------       -----------
Comprehensive loss                                          $(3,753,782)     $(1,276,283)      $(3,023,169)
                                                            ===========      ===========       ===========

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                     TRANS-INDUSTRIES, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                  YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

                                                                                       RETAINED        ACCUMULATED
                                                                       ADDITIONAL      EARNINGS           OTHER
                                         REFERRED       COMMON          PAID-IN      (ACCUMULATED     COMPREHENSIVE
                                          STOCK         STOCK           CAPITAL        DEFICIT)       INCOME (LOSS)       TOTAL
                                         -------       --------        ----------    -----------      -------------    -----------
Balance at January 1, 2001                     -       $313,974        $4,072,081     $6,954,491         $(32,969)     $11,307,577
           Issuance of 19,000 shares of
           preferred stock                19,000              -         1,881,000              -                -        1,900,000
Net loss                                       -              -                 -     (3,079,378)               -       (3,079,378)
Other comprehensive income                     -              -                 -              -           56,209           56,209
                                         -------       --------        ----------     ----------         --------      -----------
Balance at December 31, 2001              19,000        313,974         5,953,081      3,875,113           23,240       10,184,408
Net loss                                       -              -                 -     (1,343,644)               -       (1,343,644)
Other comprehensive income                     -              -                 -              -           67,361           67,361
                                         -------       --------        ----------     ----------         --------      -----------
Balance at December 31, 2002              19,000        313,974         5,953,081      2,531,469           90,601        8,908,125
Net loss                                       -              -                 -     (3,761,090)               -       (3,761,090)
Other comprehensive income                     -              -                 -              -            7,308            7,308
                                         -------       --------        ----------     ----------         --------      -----------
Balance at December 31, 2003             $19,000       $313,974        $5,953,081    $(1,229,621)         $97,909       $5,154,343
                                         =======       ========        ==========    ===========          =======       ==========

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                     TRANS-INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                            YEARS ENDED DECEMBER 31,

                                                                                2003              2002             2001
                                                                             -----------       ----------       ----------
OPERATING ACTIVITIES

    Net loss                                                                 $(3,761,090)      $(1,343,644)     $(3,079,378)
    Adjustments to reconcile net loss to net
       cash provided by (used in) operations:
          Depreciation of property, plant and equipment                          862,678           939,344        1,055,681
          Bad debt expense                                                       104,378           378,921          397,598
          Amortization and write-off of goodwill                                       -                 -        1,337,616
          Loss on disposal of Vultron International, LTD assets                  272,859                 -                -
          Inventory write down                                                 1,120,000                 -                -
          Impairment loss                                                              -           450,000                -
          (Gain) loss on sale of property and equipment                          (12,875)          (21,384)         820,238
          Deferred income tax expense (benefit)                                  485,000         1,336,000       (1,205,000)
          Changes in operating assets and liabilities:
              (Increase) decrease in accounts receivable                       1,328,329          (572,768)       1,671,920
              (Increase) decrease in inventories                                 472,125           (28,864)       1,749,713
              (Decrease) increase in accounts payable                          1,210,076           (84,793)      (3,408,684)
              Increase (decrease) in other                                       251,455           826,160         (404,890)
                                                                               ---------        ----------       ----------
                Net cash provided by (used in) operating activities            2,332,935         1,878,972       (1,065,186)

INVESTING ACTIVITIES

    Purchases of property, plant and equipment                                  (499,687)         (589,663)        (444,785)
    Proceeds from sale of property and equipment                                  12,875           109,624        1,122,358
                                                                               ---------        ----------       ----------
                Net cash (used in) provided by investing activities             (486,812)         (480,039)         677,573

FINANCING ACTIVITIES

    Borrowings from long-term debt                                                     -            27,576                -
    Repayments of long-term debt                                                (937,962)       (1,033,175)        (954,565)
    Net repayments of note payable to bank                                      (773,977)         (597,481)        (770,003)
    Proceeds from issuance of preferred stock                                          -               -          1,900,000
                                                                               ---------        ----------       ----------
                Net cash (used in) provided by financing activities           (1,711,939)       (1,603,080)         175,432

Effect of foreign currency exchange rate changes                                   7,308            67,361           56,209
                                                                               ---------        ----------       ----------
Net increase (decrease) in cash                                                  141,492          (136,786)        (155,972)
Cash at beginning of year                                                         24,996           161,782          317,754
                                                                             -----------       -----------      -----------
Cash at end of year                                                          $   166,488       $    24,996      $   161,782
                                                                             ===========       ===========      ===========
SUPPLEMENTAL DISCLOSURES

    Interest paid                                                            $   639,596       $   760,988      $ 1,160,956
                                                                             ===========       ===========      ===========
    Income taxes paid                                                        $         -       $         -      $         -
                                                                             ===========       ===========      ===========

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITY:

In March 2003, the Company sold the assets of Vultron International, Ltd for a $160,000 note receivable.

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                     TRANS-INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2003, 2002 AND 2001

NOTE A - NATURE OF OPERATIONS

The Company is a multinational manufacturer of lighting and information display systems. The principal markets for its products are the United States, the United Kingdom and Canada. Sales volume is significantly affected by state and municipal government spending for mass transit, highway systems and airports.

GOING CONCERN MATTERS

The Company has sustained losses from operations in each of the three years ended December 31, 2003. During 2003 and 2002, the Company was in default of the covenant contained in its credit facility. In November 2002, the Company's primary lender requested that the Company seek alternate financing. Management has taken a number of steps to become profitable, including ceasing operations at Transmatic Window Systems, Inc., (TWS) and Transmatic Europe, Ltd., (TMEL) (See Note K), and selling Vultron International, Ltd.,(VIL) in March 2003 (See Note K). Other steps taken in 2003 included the consolidation of the manufacturing facilities at Vultron, the building of an experienced management team, and increased cost containment efforts at Vultron. In March 2004, the Company received an influx of capital of $1.5 million in convertible preferred stock, from a member of the Company's Board of Directors, (see note P). Additionally, the Company has signed an agreement to sell the vacated Vultron facility and anticipates closing to occur at the end of the second quarter or early part of the third quarter. Management believes the actions set forth above, as well as the successful completion of the restructuring commenced in 2003 will enable the Company to continue as a going concern. If the Company is not successful in implementing these plans, management may be forced to curtail certain operations or sell or discontinue certain product lines.

NOTE B - SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the parent company and its wholly owned subsidiaries (the Company). All significant intercompany balances and transactions have been eliminated in consolidation. The financial statements as of December 31, 2003 and 2002 and for the years ended December 31, 2003, 2002 and 2001 include the accounts of the Company's wholly-owned subsidiaries, Transmatic, Inc., Transign, Inc., Vultron, Inc., The Lobb Company, VIL, TWS, and TMEL. As discussed in Note J, during 2001, the Company completed a restructuring plan, which included the ceasing of operations at TWS and TMEL. Also, during March 2003, the Company completed the Sale of VIL. As such, TWS and TMEL are excluded from the consolidated financial statements as of and for the years ended December 31, 2002, and 2003, and VIL's operations from March 2003 through December 31, 2003 are excluded from the consolidated financial statements as of and for the year ended December 31, 2003.

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

                     TRANS-INDUSTRIES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 2003, 2002 AND 2001

NOTE B - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Changes in the Company's allowance for doubtful accounts are as follows:

                                                        2003             2002              2001
                                                      --------         --------          --------
Balance at January 1,                                 $428,000         $481,000          $656,000
    Bad debt expense                                   104,000          379,000           398,000
    Accounts written off                               (14,000)        (432,000)         (573,000)
                                                      --------         --------          --------
Balance at December 31,                               $518,000         $428,000          $481,000
                                                      ========         ========          ========

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

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are stated at cost. Depreciation is provided using straight line and accelerated methods over the estimated useful lives of the assets, which range from 10-40 years for buildings and 3-10 years for machinery and equipment. The Company reviews the carrying value of property, plant, and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends, and prospects, as well as the effects of obsolescence, demand, competition, and other economic factors.

GOODWILL

Goodwill was recorded in connection with the Company's acquisitions of Transign, Inc., the Lobb Company and Transmatic Window Systems, Inc., (f/k/a Plastech Transparencies, Inc.). Through December 31, 2001, the Company was amortizing goodwill over a 10 to 30 year period, using the straight-line method. Effective January 1, 2002, the Company adopted the provisions of Statement No. 142, "Goodwill and Other Intangible Assets", ("SFAS 142") that was issued by the Financial Accounting Standards Board in July 2001. SFAS 142, which is effective for years beginning after December 15, 2001, addresses how intangible assets, including goodwill, that are acquired individually or with a group of other assets should be accounted for in financial statements upon their acquisition. SFAS 142 also specifies that goodwill is no longer subject to amortization, but must be measured for impairment annually or when an impairment indicator exists. A fair value approach is used to test for impairment. An impairment charge is recognized for the amount, if any, by which the carrying amount of the intangible assets exceeds its fair value. The Company completed its annual impairment test as of December 31, 2003 and determined that no impairment loss should be recognized. Fair values were established using estimated future cash flows.

                     TRANS-INDUSTRIES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 2003, 2002 AND 2001

NOTE B - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

A reconciliation of the net loss and loss per share reported in the statements of operations to the net loss and loss per share adjusted for the effect of goodwill amortization is as follows:

                                                                    YEARS ENDED DECEMBER 31,
                                                        ----------------------------------------------
                                                           2003              2002              2001
                                                        -----------      -----------       -----------
Net loss:
  Reported net loss                                     $(3,761,090)     $(1,343,644)      $(3,079,378)
  Amortization of goodwill                                        -                -           148,487
                                                        -----------      -----------       -----------
  Adjusted net loss                                     $(3,761,090)     $(1,343,644)      $(2,930,891)
                                                        ===========      ===========       ===========
Loss per share:
  Reported loss per share                               $     (1.20)     $      (.43)      $      (.98)
  Amortization of goodwill                                        -                -               .05
                                                        -----------      -----------       -----------
  Adjusted loss per share                               $     (1.20)     $      (.43)      $      (.93)
                                                        ===========      ===========       ===========

STOCK BASED COMPENSATION

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

                                                                      YEARS ENDED DECEMBER 31,
                                                        ---------------------------------------------------
                                                            2003               2002               2001
                                                        -------------      -------------      -------------
Net loss, as reported                                   $  (3,761,090)     $  (1,343,644)     $  (3,079,378)
Deduct:  Total stock-based employee compensation
   expense determined under fair value based method
   for all awards, net of tax                                 (35,910)           (36,115)           (75,620)
                                                        -------------      -------------      -------------
  Pro forma net loss                                    $  (3,797,000)     $  (1,379,759)     $  (3,154,998)
                                                        =============      =============      =============
Loss per share:
  Basic - as reported                                   $       (1.20)     $        (.43)     $        (.98)
  Basic - pro forma                                     $       (1.21)     $        (.44)     $       (1.00)

  Diluted - as reported                                 $       (1.20)     $        (.43)     $        (.98)
  Diluted - pro forma                                   $       (1.21)     $        (.44)     $       (1.00)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted average assumptions for the options and SAR's granted in 2001: risk-free interest rate of 5.4%; volatility of 71.42%; expected lives of 10 years for options and four years for SAR's, and no dividend yield. No options were granted during 2003 and 2002.

                     TRANS-INDUSTRIES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 2003, 2002 AND 2001

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

RESEARCH AND DEVELOPMENT

Research and development costs are expensed as incurred. Research and development costs approximated $954,000, $949,000 and $816,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

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

                     TRANS-INDUSTRIES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 2003, 2002 AND 2001

NOTE C - LOSS PER SHARE

For all years presented, all stock options and SAR's outstanding have been excluded from the computation of diluted loss per share, as the effect would be antidilutive. The weighted average common shares outstanding was 3,139,737, for all years presented.

NOTE D - INVENTORIES

The major components of inventories at December 31 are:

                                                                       2003              2002
                                                                  -------------     -------------
Raw materials and purchased parts                                  $  4,886,286      $  6,810,004
Work in process                                                       2,373,247         3,731,319
Finished goods                                                        1,944,612           527,806
                                                                   ------------      ------------
                                                                   $  9,204,145      $ 11,069,129
                                                                   ============      ============

NOTE E - NOTE PAYABLE AND LONG-TERM DEBT

The Company has a secured line of credit facility with a bank collateralized by substantially all assets of the Company. The facility allows the Company to borrow up to $7,500,000. The facility bears interest at the bank's prime lending rate plus 3.0% (effective rate of 7.0% at December 31, 2003). Interest is payable monthly. The Company's credit agreement requires the Company to earn $1.00 on a pretax basis each month. The agreement also restricts the payment of dividends, repurchase of common stock, and acquisition of property and equipment.

Long-term debt at December 31 consisted of the following:

                                                                                        2003             2002
                                                                                    -------------     -------------
Term note, payable in monthly installments of $35,607, including interest at the bank's prime lending rate plus 3.0% (effective rate of 7.0% at December 31,
2003) with a balloon payment of $1,690,022 on January 1, 2005. The note is
secured by substantially all the assets of the Company.                             $  1,999,168      $  2,293,853

Term note payable in monthly installments $50,965 plus interest at the bank's prime lending rate plus 3.0% (effective rate of 7.0% at December 31, 2003) with a balloon payment of $509,652 on January 1, 2005. The note is secured by
substantially all the assets of the Company.                                            1,121,234         1,732,816

Other notes payable                                                                        66,083            89,428
                                                                                    -------------     -------------
                                                                                        3,186,485         4,116,097
Less current maturities                                                                 3,143,195           930,845
                                                                                    -------------     -------------
                                                                                    $      43,290     $   3,185,252
                                                                                    =============     =============

The aggregate maturities of long-term debt by year are as follows:

2004                                     $  3,143,195
2005                                           16,410
2006                                           13,145
2007                                           13,735
                                         ------------
                                         $  3,186,485
                                         ============

                     TRANS-INDUSTRIES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 2003, 2002 AND 2001

NOTE E - NOTE PAYABLE AND LONG-TERM DEBT (CONTINUED)

The Company continues to be in default of certain covenants in its credit agreement. The Company has not received a waiver for these defaults and the lender has reserved its rights and remedies. The lender has been monitoring the Company's demand line of credit and its term mortgage loans. Efforts are currently underway to refinance this debt. Trans-Industries has retained Relational Advisors, LLC., financial advisors, to assist with ongoing discussions with its lender, and in the refinancing efforts of the debt. As a result of these circumstances, the Company has reflected all of its existing lender debt as current, though the lender has not accelerated term debt maturity or demanded payment. Additionally, on February 26, 2004 the bank increased the interest rate on all bank debt from prime plus 3.00% to prime plus 3.50%.

Pursuant to an agreement between the Company and Comerica Bank (Comerica) dated February 26, 2004, Comerica has agreed to forbear from taking action to collect the liabilities until January 3, 2005. Among other things, the agreement requires Trans-Industries to (a) continue to apply 100% of its collections to the line of credit; (b) use its best efforts to refinance all the debt by January 3, 2005; (c) pay interest on the debt at a rate of prime plus 3.50%; (d) pledge to Comerica all of its common stock holdings in its wholly owned subsidiaries; and (e) maintain certain tangible effective net worth levels. The Company is not in compliance with the tangible net worth covenant and is seeking a waiver. Additionally, Comerica required personal guarantees from two of the Company's directors each in the amount of $250,000, for which the Company has provided indemnifications to these directors.

The Company has begun negotiations with several other lenders to replace Comerica. The Company has targeted the third quarter of 2004 for the completion of new financing, however, there can be no assurance of when, or if, the successful completion of any agreement with one of these other lenders will occur.

NOTE F - PREFERRED STOCK

During June 2001, the Company issued 19,000 shares of 8.25% cumulative preferred stock with a par value of $1 to the Trans-Industries, Inc. Employees 401(k) and Profit Sharing Plan for $1,900,000. Dividends in arrears at December 31, 2003 are $391,875 or $20.63 per preferred share. During March 2004, the Company issued 193,799 shares of Series B Convertible Preferred Stock. See Note P.

NOTE G - LEASES

The Company leases facilities and equipment under operating leases with terms ranging from a month-to-month basis to five years. Rent expense for all operating leases approximated $527,000, $504,000, and $803,000 for 2003, 2002 and 2001, respectively. Future minimum rentals required under noncancelable lease agreements are as follows:

Years Ending                                  Operating
 December 31                                    Leases
 -----------                                  ----------
     2004                                     $ 250,616
     2005                                       245,722
     2006                                       183,694
     2007                                       156,010
     2008                                        31,524
                                              ---------
    Total future minimum payments             $ 867,566
                                              =========

                     TRANS-INDUSTRIES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 2003, 2002 AND 2001

NOTE H - INCOME TAXES

The components of loss before income taxes were as follows:

                                                                2003              2002             2001
                                                             -----------      -----------      -----------
Domestic                                                     $(2,639,098)     $  (545,374)     $(3,811,605)
Foreign                                                         (590,992)        (963,270)      (1,211,773)
                                                             -----------      -----------      -----------
                                                             $(3,230,090)     $(1,508,644)     $(5,023,378)
                                                             ===========      ===========      ===========

Income taxes have been charged to operations as follows:

                                                                 2003              2001              2000
                                                             -----------       -----------        -----------
Current                                                      $    46,000       $(1,501,000)       $  (739,000)
Deferred                                                         485,000         1,336,000         (1,205,000)
                                                             -----------       -----------        -----------
Total income tax expense(benefit)                            $   531,000       $  (165,000)       $(1,944,000)
                                                             ===========       ===========        ===========

A reconciliation of actual income tax benefit to the expected amounts computed by applying the effective U.S. federal income tax rate of 34 percent to losses before income taxes is as follows:

                                                            2003              2002               2001
                                                        -----------        -----------        -----------
Expected income tax benefit                             $(1,098,000)       $  (513,000)       $(1,708,000)
Amortization and write-off of goodwill
    not deductible for income tax purposes                       --                 --            455,000
Losses of foreign subsidiaries without tax effect                --            175,000            412,000
Expiration of foreign tax loss carryforwards and
    change in foreign effective tax rate                         --            297,000                 --
Loss on disposal of subsidiaries                                 --                 --         (1,334,000)
Change in valuation allowance                             1,636,000           (124,000)           386,000
Income tax credits                                               --                 --           (238,000)
Other items, net                                             (7,000)                --             83,000
                                                        -----------        -----------        -----------
              Actual income tax expense(benefit)        $   531,000        $  (165,000)       $(1,944,000)
                                                        ===========        ===========        ===========

                     TRANS-INDUSTRIES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 2003, 2002 AND 2001

NOTE H - INCOME TAXES (CONTINUED)

The tax effects of temporary differences that give rise to significant deferred tax assets and liabilities at December 31, 2003 and 2002 are as follows:

                                                                              DEFERRED          DEFERRED
                                                                                 TAX               TAX
      YEAR ENDED DECEMBER 31, 2003                                             ASSETS          LIABILITIES
-------------------------------------                                        -----------       -----------
Property, plant and equipment, principally depreciation                      $         -       $  (334,000)
Inventory valuation                                                              685,000                 -
Accrued expenses, deductible when paid                                           524,000                 -
Foreign tax loss carryforwards                                                 1,057,000                 -
US tax loss carryforwards                                                      1,126,000                 -
US tax credit carryforwards                                                       16,000                 -
                                                                             ----------         ----------
                                                                               3,408,000          (334,000)
Less valuation allowance on deferred tax assets                               (3,408,000)          334,000
                                                                             ----------         ----------
                                                                             $         -        $        -
                                                                             ===========        ==========

                                                                              DEFERRED          DEFERRED
                                                                                 TAX               TAX
      YEAR ENDED DECEMBER 31, 2002                                             ASSETS          LIABILITIES
-------------------------------------                                        -----------       -----------
Property, plant and equipment, principally depreciation                      $         -       $  (234,000)
Inventory valuation                                                              792,000                 -
Accrued expenses, deductible when paid                                           355,000                 -
Foreign tax loss carryforwards                                                   960,000                 -
US tax credit carryforwards                                                       50,000                 -
                                                                             ----------         ----------
                                                                               2,157,000          (234,000)
Less valuation allowance on deferred tax assets                               (1,438,000)                -
                                                                             ----------         ----------
                                                                             $   719,000        $ (234,000)
                                                                             ===========        ==========

The Company has foreign tax net operating loss carryforwards of approximately $3,522,000 at December 31, 2003 and 2002. These net operating losses carryforward indefinitely; however, with the sale of VIL's assets (See Note J) it is questionable whether they will be utilized. Additionally, the Company has US tax net operating losses of approximately $3,312,000, which expire in 2022, and 2023. A valuation allowance of $3,074,000 has been recognized to reduce the deferred tax assets principally due to the uncertainty of realizing their benefit. The valuation allowance increased by $1,636,000 in 2003 and decreased by $124,000 in 2002.

NOTE I - EMPLOYEE BENEFIT PLANS

The Company has a Voluntary Employee Benefit Trust (the Trust) designed to provide for the payment or reimbursement of all or a portion of certain medical and dental expenses to eligible participants. Eligible participants include active full-time employees of the Company and their dependents. Eligible terminated and retired employees may continue to participate in the Trust, on a contributory basis, for up to 18 months subsequent to the date of termination or retirement. The provision for Company contributions to the Trust approximated $1,378,000, $1,128,000 and $657,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

The Company has a deferred compensation plan (Trans-Industries, Inc. Employees 401(k) and Profit Sharing Plan) for all employees who are not part of a bargaining unit. Company contributions are voluntary and are established as a percentage of each participant's base salary. Company contributions to the deferred compensation plan were approximately $45,000. $43,000 and $45,000 for 2003, 2002 and 2001, respectively.

                     TRANS-INDUSTRIES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 2003, 2002 AND 2001

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

The Plan permits the granting of incentive stock options, non-qualified stock options and stock appreciation rights (SAR's). The total number of shares of common stock with respect to which awards may be granted under the Plan is 200,000 shares. The option price of each option and the base for calculation of appreciation of each SAR will be no less than the fair market value at the date of grant. The term of each option will be fixed and may not exceed ten years from the date of grant. The Committee may make options exercisable in installments and may accelerate exercisability.

A summary of the status of the Plan as of December 31, 2003, 2002 and 2001 and changes during the years then ended is as follows:

                                   2003                            2002                            2001
                         --------------------------     --------------------------   -----------------------------
                                           WEIGHTED                      WEIGHTED                         WEIGHTED
                                            AVERAGE                       AVERAGE                          AVERAGE
                        STOCK              EXERCISE     STOCK            EXERCISE     STOCK               EXERCISE
                       OPTIONS    SAR'S      PRICE     OPTIONS    SAR'S    PRICE     OPTIONS     SAR'S     PRICE
                       -------   -------   --------    -------   -------  --------   --------    -------  --------
Outstanding at
  beginning of year    152,000    21,000   $   6.37    152,000    24,000  $  6.49     149,200     15,000    $7.08
Granted                      -         -          -          -         -        -      15,000      9,000     2.66
Forfeited              (36,000)        -       7.80          -    (3,000)   13.50     (12,200)         -     6.88
                       -------    ------               -------    ------              -------     ------
Outstanding at
  end of year          116,000    21,000   $   5.99     152,000    21,000 $  6.37     152,000     24,000    $6.49
                       =======    ======   ========    ========   ======= =======     =======     ======    =====

                                              2003                   2002                      2001
                                      ------------------      ------------------       -----------------
                                       STOCK                   STOCK                   STOCK
                                      OPTIONS      SAR'S      OPTIONS      SAR'S       OPTIONS      SAR'S
                                      -------      -----      -------      -----       -------      -----
Exercisable at year end                98,000      17,940     125,000      10,890      116,000      6,960

Weighted average fair value of
    grants during the year                N/A         N/A         N/A         N/A        $2.17      $1.47

                     TRANS-INDUSTRIES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 2003, 2002 AND 2001

NOTE I - EMPLOYEE BENEFIT PLANS (CONTINUED)

The options have a ten-year life with twenty percent vesting in each of the first five years. The SAR's are for a four-year duration with one-third vesting in each of the first three years. Holders of SAR's will upon exercise, receive in cash or other property at the sole discretion of the option committee, the difference between the base price and the market price of the Company's stock on the date of exercise. Since the SAR's were issued in tandem with stock options, upon exercise of an SAR the holder must surrender an equivalent number of stock options.

NOTE J - IMPAIRMENT LOSS

In November 2002, the Company's Board of Directors approved a plan to wind down the operations of VIL. The assets and liabilities of VIL were treated as an asset group and tested for impairment, resulting in a $450,000 impairment loss. The loss equals the amount by which the carrying value of the asset group exceeded its estimated fair value. The estimated fair value of $160,000 equals the selling price of the asset group in March 2003. The assets and liabilities of VIL at December 31,2002 were presented on a held and used basis, as the criteria to be classified as held for sale were not met.

NOTE K - RESTRUCTURING CHARGES

In March 2003, the Company sold the assets of its foreign subsidiary, VIL to its managing director. As a result, the Company recorded restructuring charges in the amount of $272,859. Additionally, in July 2003, the Company initiated a significant restructuring program at Vultron, Inc., its informational systems business. Costs associated with the restructuring, as detailed in the table below, include (1) severance and vacation pay for those employees terminated,
(2) consulting and advisor fees incurred associated with advice and help in identifying and implementing various cost saving opportunities, (3) fees for various leases terminated early, and (4) legal fees. The Company expects to incur consulting fees of approximately $150,000 through June of 2004.

Severance and Vacation                     $195,653
Consulting and Advisors Fees                321,989
Cancelled Leases                              2,831
Legal Fees                                   38,530
                                           --------
          Subtotal                          559,003
Sale of VIL                                 272,859
                                           --------
          Total                            $831,862
                                           ========

In addition to the restructuring costs discussed above, the Company recorded an inventory write down of $1,120,000 relating principally to discontinued product offerings, which were discontinued in connection with the restructuring of Vultron, Inc. This amount is included in cost of goods sold.

                     TRANS-INDUSTRIES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 2003, 2002 AND 2001

NOTE K - RESTRUCTURING CHARGES (CONTINUED)

During the year ended December 31, 2001, the Company commenced and completed a restructuring plan, which resulted in the consolidation of its operations in England and the ceasing of the operations of TWS, its bus window manufacturer. In connection with the restructuring, the Company recorded restructuring costs as follows:

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

NOTE L - SIGNIFICANT CUSTOMERS

The Company conducts its business through distributors, end users and other entities under purchase orders, supply contracts and other agreements. Information with respect to significant customers is as follows:

                                                                                                      ACCOUNTS
                                                                                    REVENUES         RECEIVABLE
                                                                                      FROM              FROM
                                                                   NUMBER OF        CUSTOMERS         CUSTOMERS
                                                                  SIGNIFICANT      DURING THE         AT END OF
     YEAR ENDED                                                    CUSTOMERS          YEAR              YEAR
---------------------                                             -----------      ----------        ----------
December 31, 2003                                                     Two          $10,171,000       $1,711,000
December 31, 2002                                                     Two            9,022,000        1,493,000
December 31, 2001                                                     Two          $10,285,000       $1,781,000

NOTE M - SEGMENT AND GEOGRAPHIC INFORMATION

The Company operates in one market segment, the transportation industry.

Financial information summarized by geographic location is as follows:

                                    2003                             2002                          2001
                          ------------------------         -------------------------       -----------------------
                                             LONG-                           LONG-                          LONG-
                                             LIVED                           LIVED                          LIVED
                           REVENUES         ASSETS          REVENUES        ASSETS         REVENUES        ASSETS
                         -----------     ----------       -----------     ----------      -----------    ---------
United States            $24,869,852     $3,940,172       $26,906,498     $4,351,744      $25,518,733    $5,584,995
United Kingdom               251,474              -         1,492,352              -        2,634,450       217,847
Canada                     7,999,019              -         5,958,468              -        7,701,805             -
Other                        601,111              -           210,064              -          280,590             -
                         -----------     ----------       -----------     ----------      -----------    ----------
Total                    $33,721,456     $3,940,172       $34,567,382     $4,351,744      $36,135,578    $5,802,842
                         ===========     ==========       ===========     ==========      ===========    ==========

                     TRANS-INDUSTRIES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 2003, 2002 AND 2001

NOTE N - UNAUDITED QUARTERLY RESULTS OF OPERATIONS

                                                   DECEMBER 31,      SEPTEMBER 30,      JUNE 30,         MARCH 31,
      QUARTER ENDED                                   2002               2002             2002              2002
-----------------------                            -----------       ------------      ----------        ----------
Net sales                                          $ 9,909,181        $7,603,082       $8,256,438        $8,798,681
Cost of sales                                        7,713,388         5,592,213        6,050,842         5,809,546
                                                   -----------        ----------       ----------        ----------
Gross profit                                       $ 2,195,793        $2,010,869       $2,205,596        $2,989,135
                                                   ===========        ==========       ==========        ==========
(Loss) earnings applicable to common stock         $(1,204,020)       $ (491,992)      $   42,953        $  309,415
                                                   ===========        ==========       ==========        ==========
Basic and diluted (loss) earnings per
    common share                                   $      (.38)       $     (.16)      $      .01        $      .10
                                                   ===========        ==========       ==========        ==========

                                                   DECEMBER 31,      SEPTEMBER 30,      JUNE 30,         MARCH 31,
     QUARTER ENDED                                    2003               2003             2003             2003
-----------------------                            -----------       ------------      ----------        ----------
Net sales                                          $ 8,217,849       $ 8,310,848       $8,542,959        $8,649,800
Cost of sales                                        6,137,775         7,225,458        5,862,470         6,058,931
                                                   -----------       -----------       ----------        ----------
Gross profit                                       $ 2,080,074       $ 1,085,390       $2,680,489        $2,590,869
                                                   ===========       ===========       ==========        ==========
Loss applicable to common stock                    $(1,490,126)      $(1,660,716)      $ (136,830)       $ (473,418)
                                                   ===========       ===========       ==========        ==========
Basic and diluted loss per common share            $      (.47)      $      (.53)      $     (.04)       $     (.15)
                                                   ===========       ===========       ==========        ==========

During the fourth quarter of 2003, the Company provided a valuation allowance of $548,000 to reduce its net deferred tax asset to zero.

NOTE O - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 2002, the FASB issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities", which is effective for exit or disposal activities that are initiated after December 31, 2002. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost as defined in Issue 94-3 was recognized at the date of an entity's commitment to an exit plan. The adoption of this pronouncement resulted in the Company recording its restructuring costs relating to the sale of VIL and its informational systems business's operations as incurred, as opposed to recording an estimate of the entire amount of the restructurings at the time the plans were put in place.

In November 2002, the Emerging Issues Task Force reached a consensus opinion on EITF 00-21, "Revenue Arrangements with Multiple Deliverables." The consensus provides that revenue arrangements with multiple deliverables should be divided into separate units of accounting if certain criteria are met. The consideration for the arrangement should be allocated to the separate

                     TRANS-INDUSTRIES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 2003, 2002 AND 2001

NOTE O - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS (CONTINUED)

units of accounting based on their relative fair values, with different provisions if the fair value of all deliverables are not known or if the fair value is contingent on delivery of specified items or performance conditions. Applicable revenue recognition criteria should be considered separately for each separate unit of accounting. EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. Entities may elect to report the changes as a cumulative effect adjustment in accordance with APB Opinion 20, Accounting Changes. The adoption EITF 00-21 did not have a material effect on the Company's financial position or results of operations.

In May 2003, the FASB issued Statement 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity". This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this statement did not impact the Company's financial position.

NOTE P- SUBSEQUENT EVENT

On March 4, 2004, the Company completed the sale of 193,799 shares of Series B Convertible Preferred Stock and warrants to purchase 145,349 shares of common stock to a member of the Company's Board of Directors for $1,500,000. The warrants have an exercise price of $3.00 per share. Additionally, the Company granted an option to the Board member to purchase between $500,000 and $1,500,000 of additional shares of Series B Convertible Preferred Stock for $9.00 per share and related warrants to purchase 25% of the number of shares of common stock initially issuable upon conversion of such additional shares of Series B Convertible Preferred Stock. Following is a summary of the Series B Convertible Preferred Stock.

DIVIDENDS

The holder is entitled to receive cumulative quarterly dividends at a rate per annum of $0.387 per share, commencing on April 1, 2004. The Company at its option, in no more than eight of the first twelve full quarters, may elect to pay the accruing dividends in additional shares of Series B Convertible Stock, at $7.74 per share, or in cash.

CONVERSION

At the holder's option, each share of Series B Preferred Stock is convertible into three shares of the Company's common stock. At any time after February 27, 2007 and on the business day immediately following the period of 30 consecutive business days on which trades occur during which the market price of the Company's common stock equals or exceeds $5.16 per share, each share of Series B Convertible Preferred Stock will automatically be converted into three shares of common stock.

                     TRANS-INDUSTRIES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 2003, 2002 AND 2001

NOTE P - SUBSEQUENT EVENT (CONTINUED)

REDEMPTION

At any time after February 27, 2007, the Company may, at its option, redeem all, but not less than all of the holder's shares of Series B Convertible Preferred Stock by paying cash equal to the stated value, $7.74 per share, plus all declared or accumulated but unpaid dividends.

LIQUIDATION

In the event of any liquidation, dissolution or winding up of the Company, either voluntary or involuntary, the holder of each share of Series B Convertible Preferred Stock is entitled to receive, prior to and in preference to any distributions to the holders of common stock, an amount equal to the stated value of $7.74 per share, plus unpaid, accrued and accumulated dividends.

VOTING RIGHTS

The holder has the right to vote with other stockholders of the Company on an as-converted basis.

Item 9 Changes in and disagreements with accountants on accounting and financial disclosure

         Not applicable

Item 9A Control and Procedures

         As of December 31, 2003, an evaluation was carried out under the supervision and with the participation of the Company's management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, with the exception of the item listed below, the design and operation of these disclosure controls and procedures were effective for gathering, analyzing and disclosing information required to be disclosed in connection with the Company's filing of its annual report on Form 10-K for the year ended December 31, 2003.

         Recent filings of the Company's annual reports on Form 10-K have been filed in a timely manner. However, the Company had to extend the filing deadline for this Form 10-K and its September 30, 2003 Form 10-Q because it lacked the resources to address the financial reporting related to significant and complex business transactions. The Company intends to evaluate its resources and make appropriate changes to provide sufficient resources and additional time to prepare our periodic reports. We also will provide additional time for reviews by management, the Audit Committee and the Board of Directors, and file our periodic reports within the unextended time periods specified in the SEC's rules and regulations.

         Our independent auditors have advised the Company that the above represents a reportable condition.

         Since the date of the evaluation, there have been no significant changes to the Company's disclosure controls and procedures or significant changes in other factors that could affect the Company's disclosure controls and procedures. However, as noted above, the Company has taken, and is continuing to take, certain actions designed to enhance its disclosure controls and procedures.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

Name of Director (a)
or Officer (b)               Age         Office Held and/or Principal Occupation           Term Expires
--------------------         ---      ------------------------------------------           ------------
Dale S. Coenen  (a)          75       Chairman of the Board since 1972.                       June 2004
  and  (b)

Duncan Miller  (a)           79       Director since 1967, Investment                      January 2004
                                      Counselor.

Harry E. Figgie, Jr.  (a)    80       Director 2000-2003, Reappointed 2004                    June 2004

Robert J. Ruben  (a)         80       Secretary since 1967, Director since 2001.              June 2004

James O'Brien     (a)        50       Director since April 2004                               June 2004

Richard A. Solon  (a)        50       President-Trans-Industries, Inc.                        June 2004
 and (b)                              since April 2004

Kai R. Kosanke  (b)          53       Vice-President, Controller & Treasurer                 June 2004
                                      since January, 1987

Keith LaCombe (b)            44       Assistant Secretary since May 2002.                    June 2004
                                      Assistant Treasurer since May 2002.

Robert Anderson (b)          44       Secretary since 2002.                                  June 2004

O.K. Dealey, Jr.  (a)        63       President - Transmatic, Inc.                           June 2004
  and (b)                             Director since 1998.

         The Company's directors and executive committee's fees for 2003 were as follows: Dale S. Coenen $25,000.00; Duncan Miller, $12,500.00; Harry E. Figgie, Jr., $12,500.00; O.K. Dealey, Jr., $25,000.00; and Robert J. Ruben, $25,000.00.

         Compliance with Section 16 (a) of the Securities Exchange Act of 1934

         Section 16 (a) of the Securities Act of 1934 requires all Company executive officers and directors and persons who own more than ten percent of a registered class of the Company's equity securities to file reports of their ownership with the Securities and Exchange Commission. Executive officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16 (a) reports they file. Specific due dates for these reports have been established and the Company is required to report any delinquent filings and failures to file such reports.

         Base solely on its review of the copies of such reports received by it and written representations of its executive officers and incumbent directors, the Company believes that during the year ended December 31, 2003, all filing requirements under Section 16 (a) applicable to its executive officers, directors and greater than ten percent beneficial owners were complied with.

         The Board of Directors has determined that James O'Brien is the Audit Committee financial expert for the Company and he qualifies as a independent Director.

         The Sarbanes-Oxley Act and related rules adopted by the SEC require publicly traded companies to disclose whether they have adopted a code of ethics that applies to a company's principal executive officer, principal financial officer and principal accounting officer or controller, or persons performing similar functions. The rules also define what constitutes a code of ethics. The Company will provide to any person without charge, upon request, a copy of its code of ethics. To receive a copy of the Company's code of ethics, requests should be sent to:

                          Trans-Industries, Inc
                          Attn: Chief Financial Officer
                          2637 South Adams Road
                          Rochester Hills, MI. 48309

Item 11. Executive Compensation.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

Item 13. Certain Relationships and Related Transactions

Item 14. Principal Account Fees and Services

        The information called for by Part III (Items 11, 12, 13 and 14, and additional information regarding Item 10), is incorporated by reference from the Registrant's definitive proxy statement in connection with its Annual Meeting of Shareholders to be held on June 16, 2004, which Proxy Statement will be filed pursuant to Regulation 14A.

                                     PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

   (a) 1, 2. Consolidated Financial Statements for Trans-Industries, Inc. and Subsidiaries for years ended December 31, 2003, 2002, and 2001 are filed under Part II, Item 8.

        3. Exhibits:

        Exhibit 3 (a)   Restated Certificate of Incorporation incorporated
                        herein by reference to Form 8 filed May 17, 1982.

        Exhibit 3(b)    Bylaws

        Exhibit 13(b) Form 10-Q for quarter ended September 30, 2003, filed with the Securities and Exchange Commission on November 19, 2003 incorporated herein by reference.

        Exhibit 21      List of Subsidiaries

        Exhibit 31.1    Sarbanes-Oxley, Section 302 CEO certification.

        Exhibit 31.2    Sarbanes-Oxley, Section 302 CFO certification.

        Exhibit 32      Sarbanes-Oxley, Section 906 certification.

   (b) No reports on Form 8-K for the three months ended December 31, 2003 were required to be filed.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             TRANS-INDUSTRIES, INC.

Date: 4/14/04                                /s/ Dale S. Coenen
                                             -----------------------------------
                                             Dale S. Coenen
                                             Chairman of the Board of
                                             Directors and Chief
                                             Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, which include the Chairman, the President, the Chief Financial Officer, the Assistant Treasurer, and a majority of the Board of Directors on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ Dale S. Coenen                                                               Chairman        4/14/04
-----------------------------------------------
(Dale S. Coenen)

/s/ Kai Kosanke                                                            Vice-President        4/14/04
-----------------------------------------------               and Chief Financial Officer
(Kai Kosanke)

/s/ Keith LaCombe                                                     Assistant Treasurer        4/14/04
-----------------------------------------------
(Keith LaCombe)

/s/ Richard A. Solon                                                             Director        4/14/04
-----------------------------------------------
(Richard A. Solon)

/s/ O.K. Dealey, Jr.                                                             Director        4/14/04
-----------------------------------------------
(O.K. Dealey, Jr.)

/s/ Robert J. Ruben                                                              Director        4/14/04
-----------------------------------------------
(Robert J. Ruben)

                                 EXHIBIT INDEX

         EXHIBIT NO.                      DESCRIPTION

        Exhibit 3 (a)   Restated Certificate of Incorporation incorporated
                        herein by reference to Form 8 filed May 17, 1982.

        Exhibit 3(b)    Bylaws

        Exhibit 13(b) Form 10-Q for quarter ended September 30, 2003, filed with the Securities and Exchange Commission on November 19, 2003 incorporated herein by reference.

        Exhibit 21      List of Subsidiaries.

        Exhibit 31.1    Sarbanes-Oxley, Section 302 CEO certification.

        Exhibit 31.2    Sarbanes-Oxley, Section 302 CFO certification.

        Exhibit 32      Sarbanes-Oxley, Section 906 certification.