Form 10-K/A
period 2003-12-31
TRANS INDUSTRIES INC
filed 2004-04-29
CIK 99102

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                                 AMENDMENT NO. 1

(MARK ONE)

|X|      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934
         For the fiscal year ended December 31, 2003

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from ______ to _______

                         Commission file number 0-4539

                             TRANS INDUSTRIES, INC.
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

       Registrant's telephone number, including area code: (248) 852-1990

          Securities registered pursuant to Section 12(b) of the Act:

                                                          NAME OF EACH EXCHANGE
              TITLE OF EACH CLASS                          ON WHICH REGISTERED
                 Common Stock,                           NASDAQ National Market
           par value $.10 per share

           Securities registered pursuant to Section 12(g) of the Act

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     INDICATE BY CHECK MARK IF THE REGISTRANT IS AN ACCELERATED FILER (AS DEFINED IN RULE 12B-2 OF THE ACT). YES [ ] NO |X|

     As of March 31, 2004, there were 3,139,737 shares of Common Stock outstanding and the aggregate market value of the Common Stock held by non-affiliates of the registrant (based upon the last sale price on the NASDAQ National Market) was $7,755,150.

                                EXPLANATORY NOTE

      Trans Industries, Inc. ("Trans Industries" or the "Company"), filed with the Securities and Exchange Commission (the "SEC") its Annual Report on the Form 10-K for the year ending December 31, 2003, dated April 14, 2004. In accordance with General Instruction G to the Form 10-K, the information required by Items 10, 11, 12, 13 and 14 of Part III was not included in the body of the 10-K as filed, but was incorporated by reference to the Company's proxy statement which was expected to be filed with the SEC within 120 days from its year end. Since the Company is not in fact filing its proxy statement within such 120 day period, this Form 10-K/A ("Amendment No. 1") amends the Form 10-K for the purpose of providing the information required by Items 10, 11, 12 and 13 of Part III of Form 10-K. Unless otherwise expressly stated, this Amendment No. 1 does not reflect events occurring after the filing of the original Form 10-K, or modify or update in any way disclosures contained in the original Form 10-K.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         At the 2004 Annual Meeting of the Stockholders, to be held on July 21, 2004, at 11:00 a.m. local time, at 1500 Opdyke Road, Auburn Hills, Michigan, six directors are expected to be elected to hold office until the next annual meeting and until their successors have been elected and qualified.

         All persons named in the table below are now directors of the Company, except for Mr. H. Sean Mathis. Mr. Coenen, Mr. Figgie, and Mr. Ruben were elected by the stockholders at the annual meeting in 2003. Mr. Figgie resigned from the board in June 2003. In March 2004, Mr. Figgie rejoined the Company as a director and Mr. O'Brien and Mr. Solon were appointed as Company directors. The information concerning the nominees and their security holdings has been furnished to the Company by the nominees.

                                                                                               SHARES OF
                                                                                              COMMON STOCK
                                        PRINCIPAL OCCUPATION AND                              BENEFICIALLY         PERCENT
                                          NAME OF ORGANIZATION              DIRECTOR          OWNED AS OF            OF
      NAME AND AGE                        IN WHICH CARRIED ON                SINCE           MARCH 31, 2004         CLASS
      ------------                        -------------------                -----           --------------         -----
Dale S. Coenen (75).............     Chairman of the Board and                1967              579,389             18.5%
                                     Chief Executive Officer of the
                                     Company


Harry E. Figgie, Jr. (80).......     Private Investor,                        2000              152,930              4.9%
                                     Chairman of the Board,
                                     The Clark Reliance Corporation
                                     (Manufacturer of liquid flow
                                     meters and valves)


Robert J. Ruben (80)............     Private Investor, Attorney,              2001               19,465               .6%
                                     Retired as Secretary
                                     of the Company in June, 2002


James O'Brien (59)..............     Managing Director of Catapult            2004                  -                 -
                                     Advisors, LLC.


Richard A. Solon (50)...........     President and Chief Operating            2004                  -                 -
                                     Officer of the Company

                                                                                               SHARES OF
                                                                                              COMMON STOCK
                                        PRINCIPAL OCCUPATION AND                              BENEFICIALLY         PERCENT
                                          NAME OF ORGANIZATION              DIRECTOR          OWNED AS OF            OF
      NAME AND AGE                         IN WHICH CARRIED ON               SINCE           MARCH 31, 2004         CLASS
      ------------                         -------------------               -----           --------------         -----
H. Sean Mathis (57)............      President of Litchfield Asset             -                   -                  -
                                     Holdings, an investment advisory
                                     company, and Managing Director of
                                     Miller, Mathis & Co., LLC, a
                                     restructuring investment banking
                                     firm.


         Each of the director nominees has been engaged in the principal occupation set forth above for more than the past five years except for Mr. O'Brien and Mr. Solon. Mr. O'Brien prior to being Managing Director for Catapult Advisors, LLC, was the owner of The Wellston Group, a consulting group. Mr. Solon, from 2000 to 2004 was president and CEO of Orion Bus Industries, a manufacturer of transit buses. Prior to Orion, Mr. Solon was president of Snorkel International, a manufacturer of aerial lift equipment.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act") requires the Company's officers and Directors and persons who own 10% or more of a registered class of the Company's equity securities to file reports of ownership and changes in ownership on Forms 3, 4 and 5 with the Securities and Exchange Commission (the "Commission") and the applicable securities exchanges. Officers, Directors and 10% or greater stockholders are required by Commission regulations to furnish the Company with copies of all Forms 3, 4 and 5 they file.

         With the exception of the following, based solely on the information provided to the Company during or with respect to fiscal 2002 by persons required to file such reports, the Company believes that its officers, Directors and owners of 10% or more of the Common Stock have complied with all applicable
Section 16(a) filing requirements:

         On March 4, 2004, the Company entered into the Series B Convertible Preferred Stock and Warrant Purchase Agreement with Mr. Harry E. Figgie, Jr., the Harry E. Figgie, Jr. Trust, as provided for in that Trust Agreement dated July 15, 1976 (the "Trust") and certain affiliates and assigns of Mr. Figgie (the "Investors") (the "Purchase Agreement"). Pursuant to that Purchase Agreement, Mr. Figgie became the beneficial owner of approximately 23% of Common Stock. Mr. Figgie filed a Form 3 and a Form 13D with the Commission on April 28, 2004.

INDEPENDENCE OF BOARD MEMBERS

         The Board of directors reviews the independence of its members on an annual basis. No director will be deemed to be independent unless the Board affirmatively determines that the director in question has no material relationship with the Company, directly or as an officer, stockholder, member or partner of an organization that has a material relationship with the Company. The Board observes all criteria for independence established by NASDAQ (where the Company's common stock is listed for trading) and other applicable laws and regulations.

         In its annual review of director independence, the Board considers all commercial, banking, consulting, legal, accounting, charitable or other business relationships any director may have with the Company. As a result of its annual review, the Board has determined that all of the directors are independent, with the exception of Messrs. Dale S. Coenen and Richard A. Solon. Dales S. Coenen and Richard A. Solon are not independent because they are both executive officers of the Company.

COMMITTEES OF THE BOARD OF DIRECTORS

         The Board of Directors has three standing committees: (i) an Audit Committee; (ii) a Compensation Committee and (iii) a Nomination Committee.

         The Audit Committee is currently composed of Jim O'Brien (Chairman), Harry E. Figgie Jr., and Robert Ruben. The Board of Directors intends to replace Mr. Figgie with Mr. Mathis as a member of the Committee after the Annual Meeting of Shareholders. The Board of Directors has determined that the Audit Committee is comprised entirely of independent directors as defined under NASDAQ listing standards. The Board of Directors has determined that James O'Brien is the audit committee financial expert for the Company, as defined by the SEC and he qualifies as a independent Director. The Board of Directors also certifies that Mr. O'Brien also meets the requirements of a "financially sophisticated audit committee member" under the NASDAQ listing standards. The Audit Committee is charged with assisting the Board in its oversight of (i) the qualifications, independence and performance of the Company's independent accountants and the performance of the Company's internal auditors and internal audit function; (ii) the integrity of the Company's financial statements and the Company's financial reporting processes and systems of internal control; and (iii) the Company's compliance with legal and regulatory requirements. The Audit Committee provides an avenue of communications among management, the independent accountants, the internal auditors and the Board. In carrying out its responsibilities, the audit committee also meets with the independent auditors in executive session, without members of management present. The Audit Committee met four times during the 2003 fiscal year. The Company is in the process of revising its Audit Committee Charter and intends to file it as an appendix to its proxy statement for its Annual Meeting of Shareholders.

         The Compensation Committee is composed of Harry E. Figgie Jr. (Chairman), Robert Ruben and Jim O'Brien. The Compensation Committee is comprised entirely of independent directors. The Compensation Committee is charged with assisting the Board in; (i) developing and periodically reviewing compensation policies for the Company, including stock options, consistent with and linked to the Company's strategies; (ii) evaluating the performance of the Company's Chief Executive Officer ("CEO") and determining his compensation annually; (iii) recommending the compensation of the Company's other officers to the Board annually; (iv) reviewing management's recommendations on executive compensation policies and programs; (v) recommending to the Board the fees to be paid to outside directors; and (vi) reviewing benefit plan administration. The Compensation Committee met once during the 2003 fiscal year.

         The Nominating Committee is composed of Robert Ruben (Chairman), Jim O'Brien and Harry E. Figgie Jr. The Nominating Committee is composed entirely of independent directors. The Board of Directors is in the process of adopting a formal written charter for the Nominating Committee addressing the nominations process and other related matters. The Nominating Committee is charged with assisting the Board in (i) establishing criteria for Board membership; (ii) searching for and screening candidates to fill vacancies on the Board; (iii) recommending an appropriate slate of candidates for election each year; (iv) evaluating the performance of individual directors; (v) assessing the overall performance of the Board; (vi) considering issues regarding the composition and size of the Board; and (vii) monitoring a process to assess Board effectiveness. The Nominating Committee met once during the 2003 fiscal year.

CODE OF ETHICS

         The Sarbanes-Oxley Act and related rules adopted by the SEC require publicly traded companies to disclose whether they have adopted a code of ethics that applies to a company's principal executive officer, principal financial officer and principal accounting officer or controller, or persons performing similar functions. The rules also define what constitutes a code of ethics. The Company recently has adopted such a code of ethics. The Company will provide to any person without charge, upon request, a copy of its code of ethics. To receive a copy of the Company's code of ethics, requests should be sent to:

                          Trans-Industries, Inc.
                          Attn: Chief Financial Officer
                          2637 South Adams Road
                          Rochester Hills, MI. 48309


ITEM 11. EXECUTIVE COMPENSATION.

         The following table sets forth information concerning the compensation for services in all capacities to the Company and its subsidiaries for the years ended December 31, 2003, 2002 and 2001 of those persons who were, at December 31, 2003, (i) the Chief Executive Officer and (ii) the next four most highly compensated executive officers of the Company and its subsidiaries (the "Named Officers").

                           SUMMARY COMPENSATION TABLE

                                                                          ANNUAL COMPENSATION
                                               -------------------------------------------------------------------
                                                                                   OTHER ANNUAL        ALL OTHER
NAME AND PRINCIPAL                                SALARY             BONUS        COMPENSATION       COMPENSATION
POSITION                              YEAR        ($) (3)         ($) (1) (3)        ($) (3)          ($) (2) (3)
----------------                      -----    --------------     ------------    -------------    ---------------
Dale S. Coenen                        2003         $325,676       $     -0-         $25,000              $  -0-
Chairman of the Board                 2002          320,718             -0-          25,000                 -0-
and President of                      2001          325,727             -0-          25,000                 -0-
Trans-Industries, Inc.

O.K. Dealey, Jr.                      2003          202,384         121,000          25,000               3,000
President of                          2002          185,718             -0-          25,000               2,750
Transmatic, Inc.                      2001          175,718             -0-          25,000               2,533

Kai Kosanke                           2003          152,403             -0-             -0-               2,256
Vice President of                     2002          140,718             -0-             -0-               2,111
Trans Industries, Inc.                2001          126,825             -0-             -0-               1,800

Jack Stratford                        2003          130,250          25,714             -0-                 -0-
Sr. Vice President of                 2002          129,288          27,440             -0-                 -0-
Transmatic, Inc.                      2001          157,613             -0-             -0-                 -0-

Joseph Trimai                         2003          123,846          48,167             -0-               1,806
Sr. Vice President of                 2002          110,718          44,000             -0-               1,661
Transmatic, Inc.                      2001          103,057          40,000             -0-               1,561


(1) The bonuses reported in the table are indicated for the year earned, not necessarily the year paid.

(2) "All Other Compensation" consists of discretionary contributions to the Company's Defined Contribution Plan and Company matching contributions to the 401(K) Plan.

(3) The incremental cost to the Company and its subsidiaries of providing incidental personal benefits to executive officers of the Company did not, for the 2003 fiscal year, exceed the lesser of $50,000 or 10% of the total of annual salary and bonus for any individual named in the Summary Compensation Table.

         With the exception of the information provided below regarding the share acquisition by Mr. Harry Figgie and the transactions related thereto, the Company does not know of any transactions in which the amount involved exceeds $60,000 and in which any director, officer, or any security holder who is known to the Company to own of record or beneficially more than five percent of the Company's voting securities, or any immediate family member of any such persons had a material interest.


             COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

COMPENSATION PHILOSOPHY

The Company's compensation programs are intended to provide its executive officers with a mix of salary, benefits and incentive compensation arrangements that are: (i) consistent with the interests of stockholders, (ii) competitive with the arrangements provided by other companies in the industry, (iii) commensurate with each executive's performance, experience and responsibilities, and (iv) sufficient to attract and retain highly qualified executives. In making its recommendations concerning adjustments to salaries and awards under the other compensation plans, the Compensation Committee considers the financial condition and performance of the Company during the prior year and the Company's success in achieving financial, operational and other strategic objectives. The Compensation Committee also makes an assessment of the contributions of the individual executive officer to the Company's performance and to the achievement of its objectives, as well as the success of the executive in achieving objectives which may have been set for such individual. In assessing individual performance, the Compensation Committee also seeks to recognize individual contributions during periods when the Company experienced adverse business or financial conditions.

Each component of an executive's compensation package is intended to assist in attaining one or more of the objectives outlined above. The Company attempts to provide its executives with base salaries and benefits that are competitive with those of comparable companies and commensurate with the performance, experience and responsibilities of each executive. Through salary adjustments and bonuses, the Company also seeks to provide its executives with incentives to improve the Company's financial and operational performance by providing a method for rewarding individual performance. Finally, the Company's Employees' Stock Option Plan has been used to provide executive officers with an opportunity to acquire a proprietary interest in the Company, thereby providing these individuals with increased incentive to promote the long-term interests of the Company's stockholders.

While the Compensation Committee seeks to assure that the Company's compensation programs further the objectives described above and considers the various factors outlined above in making compensation decisions, it does not take a highly formalized or objective approach to determining compensation. Instead, the Compensation Committee gives consideration to these various factors in subjectively evaluating the compensation of each individual executive.

In 1993, Congress adopted Section 162(m) of the Internal Revenue Code. Section 162(m) limits the ability of public companies to deduct compensation in excess of $1,000,000 paid to certain executive officers, unless such compensation is "performance based" within the meaning of Section 162(m). Section 162(m) also imposes certain requirements on the composition of compensation committees. The Compensation Committee satisfies these requirements.

2003 COMPENSATION DECISIONS

Base Salary and Benefits. The base salaries and benefits provided to executive officers for 2003 were established by the Compensation Committee in accordance with the compensation philosophy discussed above. The Compensation Committee made no individual salary adjustments in 2003 with respect to the base salaries of Mr. Coenen and Mr. Stratford. Mr. Dealey's salary for 2003 was $205,000 after receiving an increase of $20,000 per year in 2003. Mr. Kosanke's base salary for 2003 was $152,500 after receiving an increase of $12,500 per year in 2003. Mr. Trimai's base salary for 2003 was $122,500 after receiving an increase of $12,500 per year in 2003.

Bonuses. During 2003, the executive officers of the Company participated in individual bonus arrangements tied to various measures of the Company's performance. Under these arrangements, neither Mr. Coenen nor Mr. Kosanke received a cash bonus for 2003.

Stock Options. During 2003, the Company did not award any stock options to employees of the Company.

CHIEF EXECUTIVE OFFICER COMPENSATION

The Chief Executive Officer's compensation is determined on the basis of the Compensation Committee's subjective assessment of the Chief Executive Officer's performance, measured by the Company's financial condition, results of operations and success in achieving strategic objectives. The Compensation Committee also considers the responsibilities associated with the Chief Executive Officer's position and the level of compensation provided to Chief Executive Officers of other companies in the industry.

The Compensation Committee reviews Mr. Coenen's salary on an annual basis. Mr. Coenen's base salary for 2003 was $320,000, which was unchanged from that in 2002. During 2003, Mr. Coenen also participated in an individual bonus arrangement tied to the Company's pre-tax profits, but he did not earn a bonus under this arrangement. Mr. Coenen is the beneficial owner of approximately 18.5% of the Company's Common Stock. Mr. Coenen did not receive options to purchase shares of Common Stock in 2003.

         THE 2003 COMPENSATION COMMITTEE OF THE BOARD OF DIRECTORS

                                               Duncan Miller      (Chairman)
                                               -------------------
                                               Harry E. Figgie Jr.
                                               -------------------
                                               Robert Ruben
                                               -------------------

DIRECTOR COMPENSATION

         In addition to various informal conferences and meetings, the Board of Directors held four regular meetings during 2003. Mr. Dale S. Coenen and Mr. Robert Ruben attended all of such meetings. Mr. Harry E. Figgie Jr. attended two meetings prior to temporarily leaving the board. The directors earned the following fees: Dale S. Coenen $25,000, Robert J. Ruben $25,000, and Harry E. Figgie, Jr. $12,500. The Company has an Executive Committee of the Board of Directors, which held four meetings during the 2003 fiscal year. The members of the Executive Committee are Dale S. Coenen and Robert Ruben.

PERFORMANCE GRAPH

         The graph below compares the cumulative total stockholder return on the Company's Common Stock to the cumulative total return of a broad index of the NASDAQ Market and an index of non-financial stocks for the period December 31, 1998 through December 31, 2003.

                        FIVE YEAR CUMULATIVE TOTAL RETURN
           TRANS-INDUSTRIES, INC., NASDAQ MARKET INDEX (US COMPANIES)
                      AND NASDAQ NON-FINANCIAL STOCKS INDEX


                                   [BAR GRAPH]


                 Ending 12/31                   1998      1999      2000       2001       2002     2003
                 ---------------------------- --------- --------- --------- ---------  --------- ---------
                 NASDAQ Index                   100       185       112       89          61       92
                 Non-Financial Index            100       196       114       88          57       88
                 Trans-Industries, Inc.         100        64        19       11          46       32


                   ASSUMES $100 INVESTED ON DECEMBER 31, 1998.
                 TOTAL RETURN ASSUMES REINVESTMENT OF DIVIDENDS.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         The Company has a Compensation Committee of the Board of Directors, consisting of, during 2003, Duncan Miller, Harry E. Figgie Jr., and Robert Ruben, all independent directors. The Compensation Committee held one meeting during the 2003 fiscal year. It reviewed compensation levels for salaried personnel, approved recommended salary increases when merited, and compared Company compensation levels with positions of similar scope and responsibility with those among a peer group of companies.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

STOCK OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

         Set forth below is information respecting persons who, to the knowledge of the Company, owned beneficially more than 5% of the Company's outstanding shares of Common Stock as of March 31, 2004, as well as the amount and percentage of the Company's outstanding shares owned beneficially by all directors and officers of the Company as a group.

------------------------------- ---------------------------- ----------------------------
NAME AND ADDRESS OF             SHARES OF COMMON STOCK       PERCENTAGE OF COMMON STOCK
BENEFICIAL OWNER                BENEFICIALLY OWNED           OWNED AS OF MARCH 31, 2004
------------------------------- ---------------------------- ----------------------------
Dale S. Coenen                  579,389                      18.5%
2637 S. Adams Rd.
Rochester Hills, MI  48309
------------------------------- ---------------------------- ----------------------------
Duncan Miller                   495,938                      15.8%
2637 S. Adams Rd
Rochester Hills, MI 48309
------------------------------- ---------------------------- ----------------------------
Trans Industries Profit         340,694                      10.9%
Sharing Plan
2637 S. Adams Rd
Rochester Hills, MI 48309
------------------------------- ---------------------------- ----------------------------
Ronald C. Lamparter             249,700                      8.0%
7204 Sterling Ponds Court
Sterling Heights, MI
48312
------------------------------- ---------------------------- ----------------------------
Harry E. Figgie, Jr.            152,930 (1)                  4.9% (1)
Corporate Circle South,
Suite 380
30100 Chagrin Blvd.
Pepper Pike, OH
44124
------------------------------- ---------------------------- ----------------------------
All directors and officers as   824,113 (2)                  26.2% (2)
a group (7 persons)
------------------------------- ---------------------------- ----------------------------

(1) Pursuant to the Purchase Agreement, the Harry E. Figgie, Jr. trustee under the Trust Agreement dated July 15, 1976, as modified and his Affiliates and successors (the "Investors") received approximately 193,799 shares of Series B Convertible Preferred Stock ("Series B Stock") and Warrants to purchase up to 145,348 shares of Common Stock (the "Purchase Agreement"). Each share of Series B Stock is immediately convertible into three (3) shares of Common Stock. Together, the Series B Stock (on an as-converted basis) and the Warrants, would increase Mr. Figgie's equity stake to approximately 23% of the outstanding and issued Common Stock of the Company.

(2) As provided in Footnote 1 above, in the event Mr. Figgie exercises (a) the convertibility feature of the Series B Stock and (b) the Warrants to purchase the maximum amount of Common Shares, the directors and officers collective ownership of Common Stock in the Company would increase to approximately 29.9%. Mr. Figgie resigned from the Board of Directors in June 2003 and rejoined the Board in the same capacity in March 2004.

EQUITY COMPENSATION PLAN INFORMATION

         A Defined Contribution Plan was adopted by the Company in 1977, and is nondiscriminatory, portable, cliff-type vesting, and completely Company financed for all full time employees of Trans-Industries, Inc. and its subsidiaries with one year or more of service. Contributions are established annually by action of the Board of Directors based on profits, cash flow, and other pertinent factors. For 2003, there was no contribution made to the Plan. Distribution of accounts is made upon termination of employment. Due to the variable circumstances surrounding the Company's decision to contribute to the Plan in any given year, the Company has determined that it is not feasible to project estimated annual benefits payable upon retirement at normal retirement age for each of the "Named Officers."

         Incorporated into the Defined Contribution Plan is a 401(K) feature, whereby the Company matches the employee's deferrals at a rate of 25 percent. The Company's contributions to the 401(K) plan amounted to $45,000 for 2003.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         As discussed above in Item 12, pursuant to the Purchase Agreement, the Investors received approximately 193,799 shares of Series B Stock and Warrants to purchase 145,348 shares of the Company's Common Stock at the closing on March 4, 2004. The Purchase Price of $1,500,000 was paid to the Company in consideration for such shares of Series B Stock and Warrants. Each share of Series B Stock, purchased at $7.74 a share, may be converted at any time into three (3) fully paid non-assessable shares of Common Stock of the Company. The holders of the Series B Stock will vote as a separate class and are entitled to elect three (3) of the Company's six (6) directors. Mr. Figgie, a Director of the Company, is a principal of the Investors group.

         Certain provisions of the Investors Rights Agreement, Right of First Refusal, Voting Agreement, Share Purchase Agreement and the Investor's Option to purchase the Series B-1 Stock which are discussed in greater detail below and for which shareholder approval will be sought at the 2004 Annual Meeting of Stockholders scheduled to be held on July 21, 2004, provide the opportunity for the Investors to (1) acquire additional Common Stock of the Company and (2) to exert a greater influence on everyday corporate matters and management decisions. Pursuant to the Share Purchase Agreement, which will be subject to stockholder approval, Clark-Reliance Corporation, a Delaware corporation and an affiliate of Harry E. Figgie, Jr., has agreed to purchase Mr. Duncan Miller's entire right, title and interest in each share of Common Stock beneficially owned by him for $2.50 a share. Mr. Miller has been identified as a principal stockholder of the Company in the "Beneficial Ownership Table" as provided in
Item 12.

         The Investors will also have the option to purchase between $500,000 to $1,500,000 shares of Series B-1 Stock at a price per share of $9.00 and a limited number of Warrants to purchase Common Stock of the Company at $3.00 a share (the "Option"). Each share of Series B-1 Stock will be immediately convertible into three (3) fully paid, nonassesable shares of the Company's Common Stock.

         Under the terms of the Investor Rights Agreement, the Company will offer the Investors a right of first refusal to purchase all underlying securities prior to a stock issuance ("Right of First Offer"). The Company will also not undertake certain actions without the approval of the majority of Series B stockholders. These actions include the (1) authorization of any additional class or series of stock that has a senior position to the Series B Stock; (2) increase in the amount of the authorized Series B stock; (3) consenting to any liquidation, dissolution or winding up of the Company; and (4) merging with or into another entity.

         Under the terms of the Rights of First Refusal Agreement, Duncan Miller and Dale Coenen will be required to provide notice to the Investors prior to transferring or otherwise disposing of any shares of capital stock of the Company. Upon receipt of such notification, the Investors will have an opportunity to purchase some or all of the securities offered thereby. Mr. Coenen is the Chairman of the Board and the Chief Executive Officer of the Company.

         Messrs. Dale Coenen and Duncan Miller have also agreed, under the terms of the Voting Agreement, to vote all beneficially owned securities of the Company in favor of (1) preserving the size of the Board of Directors at six members and (2) the Investors' designees for the Board of Directors and other management positions.

         The Option, Investor Rights Agreement, Right of First Refusal, Share Purchase Agreement and the Voting Agreement may be subject to stockholder approval pursuant to the Rules of the National Association of Securities Dealers, Inc. ("NASD") applicable to companies whose securities are traded on NASDAQ. In particular, NASD Rule 4350(i)(B) requires, in part, that companies listed on NASDAQ obtain stockholder prior to an issuance of stock that will result in a "change of control" of a listed company. Prior to the transfers pursuant to the Agreements discussed above, the Investors will beneficially own approximately 841,144 shares of Common Stock, including the Series B Stock on an as-converted basis and the Warrants. As indicated above, the Company intends to seek stockholder approval for the Option, Right of First Offer, Right of First Refusal, Share Purchase Agreement and Voting Agreement at the 2004 Annual Meeting of Stockholders.

ITEM 15.  PRINCIPAL ACCOUNTING FEES AND SERVICES

         Grant Thornton LLP, Southfield, Michigan has acted as the Company's independent certified public accountants since 1994. A representative of Grant Thornton LLP is expected to be present at the meeting and will have an opportunity to make a statement if he so desires. He will also be available to respond to appropriate questions.

         The following table sets forth the aggregate fees billed to the Company for the fiscal year ended December 31, 2003 by Grant Thornton LLP:

     Audit Fees..........................................              $  76,200
     Financial Information Systems Design and
         Implementation Fees.............................                    -0-
         All Other Fees..................................                 49,630
                                                                       ---------
                                                                       $ 125,830
                                                                       =========

The amounts shown above include out-of-pocket expenses incurred by Grant Thornton in connection with the provision of such services. The amount shown for "Audit Fees" includes fees relating to quarterly reviews of unaudited financial statements, and the amounts shown for "All Other Fees" includes fees relating to tax returns and audits of medical and deferred compensation plans. All auditing and permissible non-audit services provided by the Company's independent auditor are pre-approved by the Audit Committee. The Audit Committee of the Board of Directors considered whether Grant Thornton's provision of the services generating "All Other Fees" is compatible with maintaining Grant Thornton's independence.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    TRANS INDUSTRIES, INC.




Date:  April 29, 2004               By: /s/ DALE S. COENEN
       ----------------                     -----------------------------------
                                            Dale S. Coenen
                                            Chairman and Chief Executive Officer


              Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, which include the Chairman, the President, the Chief Financial Officer, the Assistant Treasurer, and a majority of the Board of Directors on behalf of the Registrant and in the capacities and on the dates indicated:

/s/     Dale S. Coenen                             Chairman         4/29/04
-------------------------                                           -------
(Dale S. Coenen)


/s/     Kai Kosanke                          Vice-President         4/29/04
-------------------------       and Chief Financial Officer         -------
(Kai Kosanke)


/s/     Keith LaCombe                   Assistant Treasurer         4/29/04
-------------------------                                           -------
(Keith LaCombe)


/s/     Richard A. Solon                           Director         4/29/04
-------------------------                                           -------
(Richard A. Solon)


/s/    Robert J. Ruben                             Director         4/29/04
-------------------------                                           -------
(Robert J. Ruben)

                                 Exhibit Index

EXHIBIT NO.                                           EXHIBIT DESCRIPTION

  31                                                  Certifications