Form 10-Q
period 2004-03-31
TRANS INDUSTRIES INC
filed 2004-05-17
CIK 99102

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended March 31, 2004                   Commission File Number 0-4539

                             TRANS-INDUSTRIES, INC.

             (Exact name of registrant as specified in its charter)

          Delaware                                      13-2598139
------------------------------              ----------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

                  2637 S. Adams Road, Rochester Hills, MI 48309
                  ---------------------------------------------

                    (Address)                       (Zip Code)

        Registrant's Telephone Number, including Area Code (248) 852-1990

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities and Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities and Exchange Act of 1934). YES [ ] NO [X]

The number of shares outstanding of registrant's Common stock, par value $.10 per share, at March 31, 2004 was 3,139,737.

                 TRANS-INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

                FORM 10-Q - FOR THE QUARTER ENDED MARCH 31, 2004

                                      INDEX

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

         A.  Consolidated Statements of Operations ---
               Three months ended March 31, 2004 and 2003.

         B.  Consolidated Statements of Comprehensive
               Income/(Loss) Three months ended March 31, 2004 and 2003.

         C.  Consolidated Balance Sheets ---
               March 31, 2004 and December 31, 2003

         D.  Consolidated Statements of Cash Flows ---
               Three months ended March 31, 2004 and 2003

         E.  Notes to Consolidated Financial Statements.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item  3. QUANTITIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Item  4. CONTROLS AND PROCEDURES

PART II. OTHER INFORMATION

Item  6. EXHIBITS AND REPORTS ON FORM 8-K

                     TRANS-INDUSTRIES, INC. AND SUBSIDIARIES
A.
                CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

                      QUARTER ENDED MARCH 31, 2004 AND 2003

                                                           3/31/04        3/31/03
                                                        ------------    ------------
1.  Gross sales less discounts, returns and allowances  $  7,534,929    $  8,649,800

2.  Cost of goods sold                                     5,605,874       6,058,931
                                                        ------------    ------------
3.  Gross profit                                           1,929,055       2,590,869

4.  Selling, general and administrative exp.               1,965,333       2,638,388

5.  Restructuring costs (note 8)                              75,601         272,859
                                                        ------------    ------------
6.  Operating income/ (loss)                                (111,879)       (320,378)

7.  Other (income)/ expense

         Interest expense                                    162,508         170,049
         Other (income)/expense                               (6,931)             (9)
                                                        ------------    ------------
         Total other expense                                 155,577         170,040
                                                        ------------    ------------
8.  Earnings/(loss) before income taxes                     (267,456)       (490,418)

9.  Income tax expense/(benefit)                                   0         (17,000)
                                                        ------------    ------------
10. Net earnings/(loss)                                 $   (267,456)   $  ( 473,418)
                                                        ============    ============
11. Earnings/(loss) per share (Note 6):

       Basic                                            $       (.09)   $       (.15)
       Diluted                                          $       (.09)   $       (.15)
                                                        ============    ============
12. Dividends per share                                 $         --    $         --
                                                        ============    ============

See Notes to Financial Statements

                     TRANS-INDUSTRIES, INC. AND SUBSIDIARIES
B.
      CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME / (LOSS) (Unaudited)

                   THREE MONTHS ENDED MARCH 31, 2004 AND 2003

                                                           2004            2003
                                                       ------------    ------------
Net earnings/(loss)                                    $   (267,456)   $   (473,418)

Other comprehensive loss:
   Equity adjustment from foreign
      currency translation.                                     -0-          (5,756)
                                                       ------------    ------------

Comprehensive earnings/(loss)                          $   (267,456)   $   (479,174)
                                                       ============    ============

See Notes to Financial Statements

                     TRANS-INDUSTRIES, INC. AND SUBSIDIARIES
C.                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                03/31/04        12/31/03
Current Assets                                (Unaudited)       (Audited)
------------------------------------------   -------------    -------------
     Cash                                    $      10,723    $     166,488
     Accounts receivable                         6,160,169        7,528,157
     Notes receivable                               87,550           89,000
     Inventories (Note 2)                        9,248,016        9,204,145
     Prepaid expenses                              337,134          236,555
                                             -------------    -------------
     Total current assets                       15,843,592       17,224,345

Property, Plant & Equipment, at Cost

     Land                                          140,089          140,089
     Buildings                                   4,253,590        4,257,569
     Machinery & equipment                      10,778,985       10,732,305
                                             -------------    -------------
                                                15,172,664       15,129,963
     Less: accumulated
           depreciation                        (11,618,909)     (11,518,659)
                                             -------------    -------------
     Net plant and equipment                     3,553,755        3,611,304

     Other Assets

     Patents, licenses & trademarks,
     net of accumulated amortization                 9,939           11,071

     Net real estate held for sale                 141,706          142,428

     Goodwill                                      150,369          150,369

     Sundry                                         25,000           25,000
                                             -------------    -------------
Total assets                                 $  19,724,361    $  21,164,517
                                             =============    =============

  LIABILITIES AND STOCKHOLDERS EQUITY

                                                03/31/04        12/31/03
Current Liabilities                           (Unaudited)       (Audited)
------------------------------------------   -------------    -------------
  Notes Payable (Note 5)                     $   4,764,337    $   6,298,288
  Current installments

      - Long term debt (Note 5)                  2,664,678        3,143,195
  Accounts payable - trade                       3,594,440        3,930,700
  Accrued liabilities                            2,236,845        2,341,322
                                             -------------    -------------
  Total current liabilities                     13,260,300       15,713,505

  Long term debt, less

  Current portion shown above (Note 5)                 -0-              -0-
  Other non-current liabilities                    294,173          296,669

  Stockholders' Equity

  Preferred stock of $1.00 par value
  per share - authorized 500,000 shares;
  212,799 and 19,000 shares issued at
  3/31/04 and 12/31/03, respectively               212,799           19,000

  Common stock of $.10 par value per
  share - authorized 10,000,000 shares;
  3,139,737 shares issued                          313,974          313,974

  Additional paid-in capital                     7,121,004        5,953,081
  Accumulated deficit                           (1,575,798)      (1,229,621)
  Foreign currency translation                      97,909           97,909
                                             -------------    -------------
                                                 6,169,888        5,154,343
                                             -------------    -------------
Total liabilities and stockholders' equity   $  19,724,361    $  21,164,517
                                             =============    =============

See Notes to Financial Statements.

                             TRANS-INDUSTRIES, INC.

                      Consolidated Statements of Cash Flows

D.              For the Three Months Ended March 31, 2004 and 2003

                                                                 2004             2003
                                                             -------------    -------------
                                                              (Unaudited)      (Unaudited)
                                                             -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings/(loss)                                          $    (267,456)   $    (473,418)
Adjustments to reconcile net earnings/(loss)
To net cash provided by operations:
     Loss on disposal of Vultron International Ltd. assets             -0-         272,859
     Depreciation/amortization                                     217,454          230,952
     Decrease (increase) in accts. receivable                    1,369,438          430,709
     Decrease income taxes (benefit)                                   -0-          (17,000)
     Decrease (increase) in inventory                              (43,871)         234,289
     Decrease (increase) in prepaid exp.                          (100,579)         (50,375)
     Increase (decrease) in accts. payable                        (336,260)         499,542
     Increase (decrease) in accr. liabilities                     (104,477)        (247,683)
     (Gain) loss on sale of property and equipment                    (912)             -0-
     Other                                                           1,132          (48,796)
                                                             -------------    -------------
     Net cash provided (used) by operations                        734,469          831,079

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchase of fixed assets                                     (159,183)        (134,892)
     Proceeds from sale of property & equip.                           912              -0-
                                                             -------------    -------------
     Net cash provided (used) by investing                        (158,271)        (134,892)

CASH FLOWS FROM FINANCING ACTIVITIES
     Net increase (repayment) of term
     Borrowings                                                   (481,013)        (230,097)
     Net proceeds (payment) of credit line                      (1,533,951)        (409,270)
     Net proceeds from issuance of preferred stock               1,283,001              -0-
                                                             -------------    -------------
Net cash provided (used) by financing                             (731,963)        (639,367)

Foreign currency translation                                           -0-           (5,756)
                                                             -------------    -------------

Net increase (decrease) in cash                                   (155,765)          51,064
Cash at beginning of year                                          166,488           24,996
                                                             -------------    -------------
Cash at end of quarter                                       $      10,723    $      76,060
                                                             =============    =============
Supplemental Disclosures:
     Interest paid                                           $     141,073    $     170,481
     Income taxes paid                                       $         -0-    $         -0-


Supplemental disclosure of non-cash investing activities:

In March 2003, the Company sold certain assets of Vultron International, Ltd. in exchange for a note receivable of $ 160,000.

See Notes to Financial Statements

E.                  TRANS-INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Basis of Presentation

      The financial information presented as of any date other than December 31, 2003 has been prepared from the Company's books and records without audit. Financial information as of December 31, 2003 has been derived from the audited financial statements of the Company. In the opinion of management, all adjustments consisting of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods indicated, have been included. For further information regarding the Company's accounting policies, refer to the consolidated financial statements and related notes included in the Company's annual report on the Form 10-K for the year ended December 31, 2003.

2.    Inventories

      The major components of inventories are:

                                   03/31/04            12/31/03
                                  ----------          ----------
Raw Materials                     $4,974,467          $4,886,286
Work in Process                    1,842,319           2,373,247
Finished Goods                     2,431,230           1,944,612
                                  ----------          ----------
                                  $9,248,016          $9,204,145
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

E.                  TRANS-INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.    Long-Term Debt

      The Company continues to be in default on certain covenants of its credit agreement. The Company has not received a waiver for these defaults and the lender has reserved its rights and remedies. The lender has been monitoring the Company's demand line of credit and its term and mortgage loans. Efforts are currently underway to refinance this debt. Trans-Industries has retained Relational Advisors, LLC, financial advisors, to assist with ongoing discussions with its lender, and in the refinancing efforts of this debt. As a result of these circumstances, the Company has reflected all of its existing lender debt as current, though the lender has not accelerated term debt maturity or demanded payment. Additionally, on February 26, 2004 the bank increased the interest rate on all the bank debt from prime plus 3.00% to prime plus 3.50%.

      Pursuant to an agreement between the Company and Comerica Bank (Comerica) dated February 26, 2004, Comerica has agreed to forebear from taking action to collect the liabilities until January 3, 2005. Among other things the agreement requires Trans-Industries to (a) continue to apply 100% of its collections to the line of credit; (b) use its best efforts to refinance all the debt by January 3, 2005; (c) pay interest on the debt at a rate of prime plus 3.50%; (d) pledge to Comerica all of its common stock holdings in its wholly owned subsidiaries; and (e) maintain certain tangible net worth levels. The Company is not in compliance with the tangible net worth covenant and is seeking a waiver. Additionally, Comerica required personal guarantees from two of the Company's directors each in the amount of $250,000 for which the Company has provided indemnification to these directors.

      The Company has begun negotiations with several other lenders to replace Comerica. The Company anticipates completing the new financing in the third quarter of 2004. However, there can be no assurance of when, or if the successful completion of any agreement with one of these other lenders will occur.

      The Company also has a secured $7,500,000 line of credit, in the form of a demand note, of which $4,764,337 was utilized at March 31, 2004. Interest is charged at the bank's prime lending rate, plus 3.50% and is payable monthly.

6.    Earnings (Loss) Per Share

      For the three months ended March 31, 2004, and the three months ended March 31, 2003 all options outstanding have been excluded from the computation of diluted earnings (loss) per share as the effect would be anti-dilutive.

E.                  TRANS-INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.    Segment Information

      The Company operates in one market segment, the transportation industry, with products directed towards customers in the mass transit, highway, airline and rental car segments. Financial information summarized by geographic area is as follows:

                           03/31/04                        03/31/03
                 -----------------------------   -----------------------------
                                  LONG-LIVED                      LONG-LIVED
                                   REVENUES                        REVENUES
                   REVENUES         ASSETS         REVENUES         ASSETS
                 -------------   -------------   -------------   -------------
United States    $   5,415,936   $   3,880,769   $   6,728,185   $   4,304,485
United Kingdom          39,275             -0-         197,658             -0-
Canada               2,034,639             -0-       1,722,646             -0-
Other                   45,079             -0-           1,311             -0-
                 -------------   -------------   -------------   -------------
Total            $   7,534,929   $   3,880,769   $   8,649,800   $   4,304,485
                 =============   =============   =============   =============

8.    Restructuring Costs

      In March of 2003, the Company sold the assets of its foreign subsidiary, Vultron International. As a result, in the first quarter of 2003 the Company recorded restructuring charges primarily related to the sale of inventory, in the amount of $272,859. Additionally, to address its profitability, in July 2003 the Company initiated a significant yearlong restructuring program in the informational systems business. Restructuring costs for the first quarter of 2004 amounted to $75,601 of consulting fees.

9.    Sale of Series B Preferred Stock and Warrants

      On March 4, 2004, the Company completed the sale of 193,799 shares of Series B Convertible Preferred Stock and 145,384.84 warrants to purchase common stock for $1,500,000 to a member of the Company's Board of Directors. Issuance costs were $217,000. The warrants have an exercise price of $3.00 per share. Additionally, at the closing, the Company granted an option to the Board member to purchase between $500,000 and $1,500,000 additional shares of Series B Convertible Preferred Stock and related warrants for $9.00 per share, including warrants. The warrants have been allocated a value of $195,000, which is the estimated fair value of the warrants on the date of the sale as determined by the Black-Scholes pricing model. The proceeds allocated to the preferred stock is $1,305,000. The preferred stock contains a beneficial conversion feature of $78,721 attributable to the difference between the ascribed value of the preferred stock and the market value of the underlying number of common shares into which the preferred

E.                   TRANS-INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.    Sale of Series B Preferred Stock and Warrants (Continued)

      stock may be converted. The value assigned to the beneficial conversion feature is amortized from the date of issuance to the earliest conversion date and is treated as a dividend. Because the preferred stock is convertible at any time after issuance, the entire beneficial conversion feature was treated as a dividend on the date the preferred stock was issued.

      Dividends

      The holder is entitled to receive cumulative quarterly dividends at a rate per annum of $0.387 per share, commencing on April 1, 2004. The Company at its option, in no more than eight of the first twelve full quarters, may elect to pay the accruing dividends in additional shares of Series B Convertible Stock at $7.74 per share, or in cash.

      Conversion

      At the holder's option, each share of Series B Preferred Stock is convertible into three shares of the Company's common stock. At any time after February 27, 2007 and on the business day immediately following the period of 30 consecutive business days on which trades occur during which the market price of the Company's common stock equals or exceeds $5.16 per share, each share of Series B Convertible Preferred Stock will automatically be converted into three shares of common stock

      Redemption

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

E.                  TRANS-INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      10.   Stock Based Compensation

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

                                                         Three Months Ended March 31,
                                                        ------------------------------
                                                            2004             2003
                                                        -------------    -------------

Net earnings (loss), as reported                        $    (267,456)   $    (473,418)
Deduct: Total stock-based employee compensation
expense determined  under fair value based method for
all awards, net of tax                                        (15,733)         (10,195)
                                                        -------------    -------------
Pro forma net earnings (loss)                           $    (283,189)   $    (483,613)
                                                        -------------    -------------

Earnings (loss) per share:

         Basic-as reported                              $        (.09)   $        (.15)
         Basic-pro forma                                $        (.09)   $        (.15)

         Diluted-as reported                            $        (.09)   $        (.15)
         Diluted-pro forma                              $        (.09)   $        (.15)

                     TRANS-INDUSTRIES, INC. AND SUBSIDIARIES
Item 2.          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

                    For The Three Months Ended Mach 31, 2004

Forward-Looking Statements

This discussion highlights significant factors influencing the financial condition and results of operations of Trans-Industries, Inc. It should be read in conjunction with the financial statements and related notes. This discussion includes certain forward-looking statements based on management's estimate of trends and economic factors in the markets in which the corporation is active, as well as the corporation's business plans. We have used words such as "may," "will," "expect," "anticipate," "believe," "estimate," "plan," "intend," and similar expressions in this report to identify forward-looking statements. In light of recent securities law developments, including the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the corporation notes that such forward-looking statements are subject to risks and uncertainties. Accordingly, the corporation's actual results may differ from those set forth in such statements. Significant changes in economic conditions, regulatory or legislative changes affecting Trans-Industries, Inc., its competitors, or the markets in which it is active, or changes in other factors may cause future results to vary from those expected by the Corporation. The Company believes any forward-looking statements it has made are based on current management expectations and they are subject to risks and uncertainties. These risks and uncertainties include, but are not limited to the following:

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

      - Product pricing decreases and component price increases that may result in materially reduced gross profit margins for the Company's product;

      -     Unforeseen increases in operating expenses;

      - The inability to attract or retain management, sales, or engineering talent.

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

                     TRANS-INDUSTRIES, INC. AND SUBSIDIARIES
Item 2.          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

                    For The Three Months Ended Mach 31, 2004

Results of Operations

Sales for the first quarter of 2004 were $7,534,929 compared with $8,649,800 for the same period a year ago. This decrease of $1,114,871 was primarily from a decrease in sales of the Company's variable message signs and the sale of Vultron International, LTD in March 2003 whose sales were approximately $175,000 for the first quarter of 2003. Cost of sales for the first quarter of 2004 was $5,605,874 compared with $6,058,931 for the first quarter of 2003. This reduction of $453,057 is the result of lower sales for the 2004 period.

For the first quarter of 2004, the Company posted a loss of $267,456, or $.09 per share, compared to a loss of $473,418, or $.15 per share, for the same period of 2003. This reduced loss amounted to $205,962 and was the result of management's efforts to pare costs. For the first quarter of 2004, the Company's general and administrative costs decreased by $673,055 to $1,965,333 from $2,638,388 for the first quarter of 2003. This decrease in SG&A resulted primarily from personnel reductions. Additionally, restructuring costs were reduced by approximately $197,000 for the first quarter of 2004 compared to the first quarter of 2003.

Interest

Interest expense amounted to approximately $163,000 and $170,000 for the first quarters of 2004 and 2003, respectively. This decrease of $7,000 was the result of lower debt levels in 2004, offset by higher interest rates.

Liquidity and Capital Resources

For 2004, anticipated increases in required working capital are expected to be met from the cash flow from operations and the receipt of $1.5 million in connection with the private placement of convertible preferred stock, which was completed March 2004. Additionally, the Company has signed an agreement to sell one of its manufacturing facilities and anticipates closing this deal in July 2004. Net proceeds from this transaction are estimated to be approximately $2.6 million.

As disclosed in Note 5 to the financial statements, the Company continues to be in default of certain covenants of its credit agreement. The Company has not received a waiver for these defaults and the lender has reserved its rights and remedies. The lender has been monitoring the Company's demand line of credit and its term mortgage loans. Efforts are currently underway to refinance this debt. Trans-Industries has retained Relational Advisors, LLC., financial advisors, to assist with ongoing discussions with its lender and in the refinancing efforts of the debt. As a result of these circumstances, the Company has reflected all of its existing lender debt as current, though the lender has not accelerated term debt maturity or demanded payment. Additionally, on February 26, 2004, the bank increased the interest rate on all bank debt from prime plus 3.00% to

                     TRANS-INDUSTRIES, INC. AND SUBSIDIARIES
Item 2.          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

                    For The Three Months Ended March 31, 2004

prime plus 3.50%. This increase in interest is not expected to have a material affect on 2004 operating results.

Pursuant to an agreement between the Company and Comerica Bank (Comerica) dated February 26, 2004, Comerica has agreed to forbear from taking action to collect the liabilities until January 3, 2005. Among other things the agreement requires Trans-Industries to (a) continue to apply 100% of its collections to the line of credit: (b) use its best efforts to refinance all the debt by January 3, 2005;
(c) pay interest on the debt at a rate of prime plus 3.50%; (d) pledge to Comerica all of its common stock holdings in its wholly owned subsidiaries; and
(e) maintain certain tangible net worth levels. The Company is not in compliance with the tangible net worth covenant and is seeking a waiver. Additionally, Comerica required personal guarantees from two of the Company's directors each in the amount of $250,000 for which the Company has provided indemnification to these directors.

The Company has begun negotiations with several other lenders to replace Comerica. The Company has targeted the third quarter of 2004 for the completion of new financing, however, there can be no assurance of when, or it the successful completion of any agreement with one of these other lenders will occur.

                     TRANS-INDUSTRIES, INC. AND SUBSIDIARIES

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We are exposed to the impact of interest rate changes and, to a lesser extent, foreign currency fluctuations. We have not entered into interest rate transactions for speculative purposes or otherwise. Our foreign currency exposures were immaterial as of March 31, 2004. Our primary interest rate risk exposure has resulted from floating rate debt related to our revolving loan facility and would be immaterial to our results from operations if rates were to increase 1% from March 31, 2004 rates. We currently do not hedge our exposure to floating interest rate risk.

Item 4. CONTROLS AND PROCEDURES

In Item 9A, controls and procedures of the Company's Form 10-K for the year ended December 31, 2003 the following item was identified as a reportable condition:

      Due to extending the filing deadlines for recent SEC filings it was determined the Company lacked certain resources to address the financial reporting related to significant and complex business transactions. The Company is evaluating its resources to address its financial reporting and make appropriate changes to provide sufficient resources and time to prepare, and provide for reviews by management, the Audit Committee and the Board of Directors, and file periodic reports within the time periods specified in the SEC's rules and regulations.

Our Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of March 31, 2004, that our disclosure controls and procedures, with the exception of above, are effective for gathering, analyzing and disclosing the information we are required to disclose in our reports filed under the Securities Exchange Act of 1934. There have been no changes in our internal controls that occurred during the Company's most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal controls.

                     TRANS-INDUSTRIES, INC. AND SUBSIDIARIES

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits:

            4 Series B convertible preferred stock and warrant purchase agreement.

            31.1 Certification of the CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

            31.2 Certification of the CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

            32.1 Certification of the CEO and CFO pursuant of 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      (b)   Reports on Form 8-K

            On March 8, 2004, the Company furnished a Form 8-K under item 5 - "Other Events" concerning the Company's press release announcing its sale of Series B convertible preferred stock and accompanying warrants.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of l934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                     TRANS-INDUSTRIES, INC.

Date: May 14, 2004                                   /s/ Kai Kosanke
                                                     --------------------------
                                                     Kai Kosanke, Treasurer
                                                     and Chief Financial Officer

Date: May 14, 2004                                   /s/ Keith LaCombe
                                                     --------------------------
                                                     Keith LaCombe
                                                     Assistant Treasurer

                                 EXHIBIT INDEX

EXHIBIT NO.                          DESCRIPTION
-----------    ---------------------------------------------------------
   4           Series B convertible preferred stock and warrant purchase
               agreement.

   31.1 Certification of the CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

   31.2 Certification of the CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

   32.1        Certification of the CEO and CFO pursuant of 18 U.S.C. Section
               1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley
               Act of 2002.