Form 10-Q
period 2004-06-30
TRANS INDUSTRIES INC
filed 2004-08-23
CIK 99102

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended June 30, 2004                    Commission File Number 0-4539

                             TRANS-INDUSTRIES, INC.
                           --------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                      13-2598139
           ----------                                    ------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

                  2637 S. Adams Road, Rochester Hills, MI 48309
                  ---------------------------------------------

                       (Address)                (Zip Code)

        Registrant's Telephone Number, including Area Code (248) 852-1990

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities and Exchange Act of 1934).
YES [ ] NO [X]

The number of shares outstanding of registrant's Common stock, par value $.10 per share, at June 30, 2004 was 3,139,737.

                 TRANS-INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

                 FORM 10-Q - FOR THE QUARTER ENDED JUNE 30, 2004

                                      INDEX

PART I. FINANCIAL INFORMATION

Item 1.           FINANCIAL STATEMENTS

                  A.          Consolidated Statements of Operations ---
                                 Three months ended June 30, 2004 and 2003.
                                 Six months ended June 30, 2004 and 2003.

                  B.          Consolidated Statements of Comprehensive Income/(Loss)
                                 Six months ended June 30, 2004 and 2003.

                  C.          Consolidated Balance Sheets ---
                                 June 30, 2004 and December 31, 2003

                  D.          Consolidated Statements of Cash Flows ---
                                 Six months ended June 30, 2004 and 2003.

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

Item 3.           QUANTITIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Item 4.           CONTROLS AND PROCEDURES

PART II.          OTHER INFORMATION

Item 6.           EXHIBITS AND REPORTS ON FORM 8-K

                     TRANS-INDUSTRIES, INC. AND SUBSIDIARIES

A.               CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

                                                                         For 3 Months Ended:             For 6 Months Ended:
                                                                         -------------------             -------------------
                                                                       6/30/04         6/30/03         6/30/04           6/30/03
                                                                       -------         -------         -------           -------
 1.  Gross sales less discounts, returns and allowances              $ 7,697,537     $ 8,542,959    $ 15,232,466      $ 17,192,759

 2.  Cost of goods sold (note 2)                                       7,988,935       5,862,470      13,594,809        11,921,401
                                                                     -----------     -----------    ------------      ------------
 3.  Gross Profit                                                       (291,398)      2,680,489       1,637,657         5,271,358

 4.  Selling, general and administrative exp.                          2,141,985       2,657,598       4,107,318         5,295,986
 5.  Restructuring costs (note 8)                                         53,397             -0-         128,998           272,859
                                                                     -----------     -----------    ------------      ------------
 6.  Operating income/(loss)                                          (2,486,780)         22,891      (2,598,659)         (297,487)

 7.  Other (income)/ expense

         Interest expense                                                161,068         161,720         323,576           331,769
         Other income                                                     (4,280)         (1,999)        (11,211)           (2,008)
                                                                     -----------     -----------    ------------      ------------
         Total other (income)/expense                                    156,788         159,721         312,365           329,761
                                                                     -----------     -----------    ------------      ------------
 8.  Earnings/(loss) before income taxes                              (2,643,568)       (136,830)     (2,911,024)         (627,248)

 9.  Income tax expense/(benefit)                                            -0-             -0-             -0-           (17,000)
                                                                     -----------     -----------    ------------      ------------
10.  Net earnings/(loss)                                              (2,643,568)       (136,830)    (2,911,024)          (610,248)

11.  Preferred dividend                                                  (24,792)            -0-        (24,792)               -0-
                                                                     -----------     -----------    ------------      ------------
12.  Net earnings/(loss) available to common shareholders            $(2,668,360)    $  (136,830)   $ (2,935,816)     $   (610,248)
                                                                     ===========     ===========    ============      ============

13.  Earnings/(loss) per share: (note 6)
     Basic                                                           $      (.85)    $      (.04)   $       (.94)     $       (.19)
     Diluted                                                         $      (.85)    $      (.04)   $       (.94)     $       (.19)
                                                                     ===========     ===========    ============      ============

See Notes to Financial Statements

                     TRANS-INDUSTRIES, INC. AND SUBSIDIARIES

B.     CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME / (LOSS) (Unaudited)

                     SIX MONTHS ENDED JUNE 30, 2004 AND 2003

                                       2004            2003
                                    -----------    -----------
Net earnings/(loss)                 $(2,911,024)   $  (610,248)

Other comprehensive loss:
   Equity adjustment from foreign
      currency translation.              (5,145)        (5,756)
                                    -----------    -----------

Comprehensive earnings/(loss)       $(2,916,169)   $  (616,004)
                                    ===========    ===========

See Notes to Financial Statements

                     TRANS-INDUSTRIES, INC. AND SUBSIDIARIES
C.                          CONSOLIDATED BALANCE SHEETS

ASSETS

                                            6/30/04           12/31/03
                                          (Unaudited)         (Audited)
                                          -----------         ---------
Current Assets
     Cash                                 $     9,564        $   166,488
     Accounts receivable                    6,253,631          7,528,157
     Notes receivable                          79,500             89,000
     Inventories (Note 2)                   6,501,933          9,204,145
     Prepaid expenses                         318,359            236,555
                                          -----------        -----------
     Total current assets                  13,162,987         17,224,345

Property, Plant & Equipment, at Cost
     Land                                     140,089            140,089
     Buildings                              4,195,397          4,257,569
     Machinery & equipment                 10,834,842         10,732,305
                                          -----------        -----------
                                           15,170,328         15,129,963
     Less: accumulated
           depreciation                   (11,834,403)       (11,518,659)
                                          -----------        -----------
     Net plant and equipment                3,335,925          3,611,304

Other Assets

     Patents, licenses & trademarks,
     net of accumulated amortization            9,073             11,071
     Net real estate held for sale            141,001            142,428
     Goodwill                                 150,369            150,369

     Sundry                                       -0-             25,000
                                          -----------        -----------
Total assets                              $16,799,355        $21,164,517
                                          ===========        ===========

LIABILITIES AND STOCKHOLDERS EQUITY

                                            6/30/04           12/31/03
                                          (Unaudited)         (Audited)
                                          -----------         ---------
Current Liabilities
Notes Payable (Note 5)                    $ 5,326,358        $ 6,298,288
Current installments
     - Long term debt (Note 5)              2,432,062          3,143,195
Accounts payable - trade                    3,776,007          3,930,700
     Accrued liabilities                    1,475,651          2,341,322
                                          -----------        -----------
Total current liabilities                  13,010,078         15,713,505

Long term debt

Other non-current liabilities                 292,896            296,669
Stockholders' Equity

Preferred stock of $1.00 par value
per share - authorized 500,000 Shares,
212,799 and 19,000 shares issued
at 06/30/04 and 12/31/03 respectfully         212,799             19,000

Common stock of $.10 par value per
share - authorized 10,000,000 shares;
3,139,737 shares issued                       313,974            313,974

Additional paid-in capital                  7,121,004          5,953,081
Retained earnings                          (4,244,160)        (1,229,621)
Accumulated other comprehensive income         92,764             97,909
                                          -----------        -----------
                                            3,496,381          5,154,343

Total liabilities
and stockholders equity                   $16,799,355        $21,164,517
                                          ===========        ===========

See Notes to Financial Statements

                             TRANS-INDUSTRIES, INC.
                      Consolidated Statements of Cash Flows
D.                For the Six Months Ended June 30, 2004 and 2003

                                                                2004               2003
                                                                ----               ----
                                                             (Unaudited)        (Unaudited)
                                                             -----------        -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings/(loss)                                          $(2,911,024)       $ (610,248)
Adjustments to reconcile net earnings/(loss)
to net cash provided by operations:
     Loss on disposal of Vultron International Ltd. Assets           -0-           272,859
     Depreciation/Amortization                                   434,567           467,038
     Deferred income taxes (benefit)                                 -0-            40,000
     Inventory write down                                      2,300,000               -0-
     (gain) Loss on sale of property and equipment                (4,770)           (1,500)
     Changes in operating assets and liabilities:
     Decrease (increase) in accounts receivable                1,284,026            87,018
     Decrease (increase) in inventory                            402,211          (140,071)
     Decrease (increase) in prepaid expense                      (81,804)          (44,374)
     Increase (decrease) in accounts payable                    (154,693)        1,048,585
     Increase (decrease) in accrued liabilities                 (890,463)          (74,254)
     Increase (decrease) in income taxes                              -0-          (17,000)
     Other                                                        26,998           (47,497)
                                                             -----------        ----------

Net Cash Provided (Used) by Operations                           405,048           980,556

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchase of property and equipment                         (157,761)         (317,209)
     Proceeds from sale of property and equipment                  4,770             1,500

Net Cash Provided (Used) by Investing                           (152,991)         (315,709)

CASH FLOWS FROM FINANCING ACTIVITIES
     Net increase (repayment) of term
     borrowings                                                 (714,906)         (459,213)
     Net proceeds (payment) of credit line                      (971,930)         (160,416)
     Net proceeds from issuance of preferred stock             1,283,000               -0-
                                                             -----------        ----------

Net Cash Provided (Used) by Financing                           (403,836)         (619,629)

Effect of foreign currency exchange rate changes                  (5,145)           (5,756)
                                                             -----------        ----------

Net decrease in cash                                            (156,924)           39,462
Cash at beginning of year                                        166,488            24,996
                                                             -----------        ----------
Cash at end of quarter                                       $     9,564        $   64,458
                                                             ===========        ==========
Supplemental Disclosures:
     Interest paid                                           $   265,026        $  330,351
     Income taxes paid                                       $       -0-        $      -0-

See Notes to Financial Statements

                             TRANS-INDUSTRIES, INC.
                      Consolidated Statements of Cash Flows
                 For the Six Months Ended June 30, 2004 and 2003

D. (Continued)

Supplemental disclosure of non-cash investing activities:

In March 2003, the Company sold certain assets of Vultron International, Ltd. in exchange for a note receivable of $ 160,000.

See Notes to Financial Statements

                    TRANS-INDUSTRIES, INC. AND SUBSIDIARIES
E.                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Basis of Presentation

      The financial information presented as of any date other than December 31, 2003 has been prepared from the Company's books and records without audit. Financial information as of December 31, 2003 has been derived from the audited financial statements of the Company. In the opinion of management, all adjustments consisting of normal recurring adjustments necessary for a fair presentation of the financial information for the periods indicated, have been included. For further information regarding the Company's accounting policies, refer to the consolidated financial statements and related notes included in the Company's annual report on Form 10-K for the year ended December 31, 2003.

2.    Inventories

      The major components of inventories are:

                                              6/30/04     12/31/03
                                              -------     --------
Raw Materials                               $3,223,954   $4,886,286
Work in Process                              1,454,428    2,373,247
Finished Goods                               1,823,551    1,944,612
                                            ----------   ----------
                                            $6,501,933   $9,204,145
                                            ==========   ==========

      Inventories are stated net of reserves, which are recorded as a cost of sales expense when set up. At 6/30/04 and 12/31/03 reserves were $3,443,582 and $1,106,476 respectfully. During the second quarter of 2004 the Company established a $2.3 million reserve for slow moving and obsolete inventory. This additional inventory reserve resulted from several factors that occurred during the quarter. Late in the first quarter of 2004 and into the second quarter, the next phase of the Company's restructuring program was initiated, beginning with the appointment of a new President and Chief Operating Officer and the development of strategic product options. The Company's existing product offerings were analyzed and some have been curtailed due to the phase out of some products by some OEM manufacturers. Personnel have been further reduced thereby reducing product absorption costs. Additionally, the Company has moved to standardize more of its product in the Informational Systems Business. In light of a decline in sales during the second quarter and the changed business direction, it was determined a portion of the inventory would not be used going forward.

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

                    TRANS-INDUSTRIES, INC. AND SUBSIDIARIES
E.                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.    Long-Term Debt

      At June 30, 2004 Trans-Industries continued to be in default of certain covenants of its bank debt with Comerica Bank ("Comerica"). The Company did not receive a waiver for these defaults and the lender has reserved did rights and remedies and indicated that a waiver would not be granted with regard to the Company's non-compliance with the tangible net worth covenant. Comerica monitored the Company's demand line of credit and its mortgage loans. As a result of these circumstances, the Company reflected all of its existing lender debt as current, though the lender had not accelerated term debt maturity or demanded payment. Additionally, on July 12, 2004, the Company closed on the sale of its Rochester Hills manufacturing facility. The sale resulted in a gain of $2.5 million and $2.3 million of the proceeds were used to pay off the term debt due to Comerica.

      The Company also had a secured $7,500,000 line of credit, from Comerica in the form of a demand note, of which $5,326,358 was utilized at June 30, 2004. Interest was charged at Comerica's prime lending rate, plus 3.5% and was payable monthly.

      On August 18, 2004 the Company closed refinancing with Huntington National Bank. The Company used the proceeds from the refinancing to repay its former lender Comerica Bank in full. The new loan agreement with Huntington National Bank includes a mortgage on its real estate for $2,000,000. The mortgage is a five year note, amortized over ten years with monthly payments of $16,667.67 a final balloon payment of $1,000,000 due at maturity. Interest on the mortgage is at 1.75 percent over the banks prime lending rate. Additionally, the Company obtained a $6,000,000 line of credit secured by all of the company's assets. The credit line is a three-year facility with an interest rate of 1.25 percent over the banks prime lending rate.

6.    Earnings (Loss) Per Share

      For the three and six months ended June 30, 2004, and the three and six months ended June 30, 2003, all outstanding options and shares of convertible preferred stock have been excluded from the computation of diluted earnings (loss) per share as the effect would be anti-dilutive.

                    TRANS-INDUSTRIES, INC. AND SUBSIDIARIES
E.                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.    Segment Information

      The Company operates in one market segment, the transportation industry, with products directed towards customers in the mass transit, highway, airline and rental car segments. Financial information summarized by geographic area is as follows:

                                       6/30/04                                     6/30/03
                           -------------------------------           ----------------------------------
                                                  LONG-                                        LONG-
                                                  LIVED                                        LIVED
                             REVENUES             ASSETS              REVENUES                 ASSETS
                             --------             ------              --------                 ------
United States              $13,383,232          $3,636,368           $11,923,168             $4,249,417
United Kingdom                  40,445                 -0-               231,284                    -0-
Canada                       1,754,689                 -0-             5,026,217                    -0-
Other                           54,100                 -0-                12,090                    -0-
                           -----------          ----------           -----------             ----------

Total                      $15,232,466          $3,636,368           $17,192,759             $4,249,417
                           ===========          ==========           ===========             ==========

8.    Restructuring Costs

      In March of 2003, the Company sold the assets of its foreign subsidiary, Vultron International, Ltd. to its managing director. As a result, the Company recorded restructuring charges in the amount of $272,859. Additionally, in July 2003 the Company initiated a significant restructuring program at Vultron, Inc., its informational systems business. Costs for the year ending December 31, 2003, associated with the restructuring are detailed in the table below. These costs include (1) severance and vacation pay for those employees terminated, (2) consulting and advisor fees incurred associated with the advice and help in identifying and implementing various cost saving opportunities, (3) fees for various leases terminated early, and (4) legal fees.

Severance and Vacation          $195,653
Consulting and Advisor Fees      321,989
Cancelled Leases                   2,831
Legal Fees                        38,530
                                --------
         Subtotal                559,003
Sale of Vultron International    272,859
                                --------
         Total                  $831,862
                                ========

      In addition to the restructuring costs discussed above, the Company during the third quarter of 2003 recorded an inventory write down of $1,120,000 relating principally to discontinued product offerings, which were discontinued in connection with the restructuring of Vultron, Inc. This amount is included in the cost of goods sold.

                    TRANS-INDUSTRIES, INC. AND SUBSIDIARIES
E.                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. Restructuring Costs - Continued

      Restructuring costs for the first and second quarter of 2004, were $75,601 and $53,397 respectfully. These costs were for consulting fees. The consultant was terminated in June 2004 and the Company expects restructuring costs for the balance of 2004 to be approximately $25,000.

9. Sale of Series B Preferred Stock and Warrants

      On March 4, 2004, the Company completed the sale of 193,799 shares of Series B Convertible Preferred Stock ("Series B Stock") and 145,384.84 warrants to purchase common stock for $1,500,000 to the Harry E. Figgie, Jr. Trust (the "Trust"), a trust controlled by a member of the Company's Board of Directors. Issuance costs were $217,000. The warrants have an exercise price of $3 per share. The warrants have been allocated a value of $195,000, which is the estimated fair value of the warrants on the date of the sale as determined by the Black-Sholes pricing model. The proceeds allocated to the preferred stock is $1,305,000. The preferred stock contains a beneficial conversion feature of $78,721 attributable to the difference between the ascribed value of the preferred stock and the market value of the underlying number of common shares into which the preferred stock may be converted. The value assigned to the beneficial conversion feature is amortized from the date of issuance to the earliest conversion date and is treated as a dividend. Because the preferred stock is convertible at any time after issuance, the entire beneficial conversion feature was treated as a dividend on the date the preferred stock was issued.

      Dividends

      The holder is entitled to receive cumulative quarterly dividends at a rate per annum of $0.387 per share, commencing on April 1, 2004. The Company at its option, in no more than eight of the first twelve full quarters, may elect to pay the accruing dividends in additional shares of Series B Stock at $7.74 per share, or in cash.

      Conversion

      At the holder's option, each share of Series B Stock is convertible into three shares of the Company's common stock. At any time after February 27, 2007 and on the business day immediately following the period of 30 consecutive business days on which trades occur during which the market price of the Company's common stock equals or exceeds $5.16 per share, each share of Series B Stock will automatically be converted into three shares of common stock

      Redemption

      At any time after February 27, 2007, the Company may, at its option, redeem all, but not less than all of the holder's unconverted shares of Series B Stock by paying cash equal to the stated value, $7.74 per share, plus all declared or accumulated but unpaid dividends.

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

10 Stock Based Compensation

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

                                                                   Three Months Ended June 30,
                                                                 -------------------------------
                                                                      2004              2003
                                                                 --------------     ------------
Net earnings (loss), available to common stockholders            $   (2,668,360)    $   (136,830)

Deduct: Total stock-based employee compensation
expense determined  under fair value based method for
all awards, net of tax                                                  (15,733)         (10,195)
                                                                 --------------     ------------
Pro forma net earnings (loss) available to
Common stockholders                                              $   (2,684,093)    $   (147,025)
                                                                 --------------     ------------
Earnings (loss) per share:

         Basic-as reported                                       $         (.85)    $       (.04)
         Basic-pro forma                                         $         (.85)    $       (.05)

         Diluted-as reported                                     $         (.85)    $       (.04)
         Diluted-pro forma                                       $         (.85)    $       (.05)

                    TRANS-INDUSTRIES, INC. AND SUBSIDIARIES
E.                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10 Stock Based Compensation - Continued

                                                                    Six Months Ended June 30,
                                                                 -------------------------------
                                                                      2004              2003
                                                                 --------------     ------------
Net earnings (loss), available to common stockholders            $   (2,935,816)    $   (610,248)

Deduct: Total stock-based employee compensation
expense determined  under fair value based method for
all awards, net of tax                                                  (31,466)         (20,390)
                                                                 --------------     ------------
Pro forma net earnings (loss) available to
Common stockholders                                              $   (2,967,282)    $   (630,638)
                                                                 --------------     ------------
Earnings (loss) per share:
         Basic-as reported                                       $         (.94)    $       (.19)
         Basic-pro forma                                         $         (.95)    $       (.20)

         Diluted-as reported                                     $         (.94)    $       (.19)
         Diluted-pro forma                                       $         (.95)    $       (.20)

                     TRANS-INDUSTRIES, INC. AND SUBSIDIARIES

Item 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                For The Three And Six Months Ended June 30, 2004

Forward-Looking Statements

This discussion highlights significant factors influencing the financial condition and results of operations of Trans-Industries, Inc. It should be read in conjunction with the financial statements and related notes. Except for statements of historical fact, this discussion includes certain forward-looking statements based on management's estimate of trends and economic factors in the markets in which the corporation is active, as well as the corporation's business plans. We have used words such as "may," "will," "expect," "anticipate," "believe," "estimate," "plan," "intend," and similar expressions in this report to identify forward-looking statements. In light of recent securities law developments, including the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the corporation notes that such forward-looking statements are subject to risks and uncertainties. Accordingly, the corporation's actual results may differ from those set forth in such statements. Significant changes in economic conditions, regulatory or legislative changes affecting Trans-Industries, Inc., its competitors, or the markets in which it is active, or changes in other factors may cause future results to vary from those expected by the Company. The Company believes any forward-looking statements it has made are based on current management expectations and they are subject to risks and uncertainties. These risks and uncertainties include, but are not limited to the following:

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

      - The success of management's decision to change the Company's business direction;

      -     Unforeseen increases in operating expenses; and

      - The inability to attract or retain management, sales, or engineering talent.

All of our forward-looking statements should be considered in light of the above factors and all other risks discussed from time to time in our filings with the Securities and Exchange Commission. We do not undertake to update our forward-looking statements to reflect future events or circumstances.

                     TRANS-INDUSTRIES, INC. AND SUBSIDIARIES

Item 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                For The Three And Six Months Ended June 30, 2004

Recent Developments:

New Bank Lender

On August 18, 2004, the Company closed refinancing with Huntington National Bank. The Company used the proceeds from the refinancing to repay its former lender, Comerica Bank, in full. The new loan agreement with Huntington National Bank includes a mortgage on its real estate for $2,000,000. The mortgage is a five year note, amortized over ten years with monthly payments of $16,667.67 and a final balloon payment of $1,000,000 due at maturity. Interest on the mortgage is at 1.75 percent over the banks prime lending rate. Additionally, the company obtained a $6,000,000 line of credit secured by all of the Company's assets. The credit line is a three-year facility with an interest rate at 1.25 percent over the banks prime lending rate.

Issue of Subordinated Convertible Note

In connection with the initial closing of the sale of Series B Stock and related warrants discussed in Note 9 to the financial statements above, the Company granted an option to the Trust to purchase between $500,000 and $1,500,000 shares of Series B-1 Stock and related warrants for $9 per share, including warrants. The option must be approved by the Company's stockholders pursuant to certain National Association of Securities Dealers, Inc. ("NASD") rules providing for qualitative listing requirements applicable to securities traded on the NASDAQ National Market and NASDAQ SmallCap Market. The Company intends to seek stockholder approval at the Company's next annual meeting.

Huntington required an additional capital infusion as a condition to the closing of the refinancing. Due to the fact the Trust was unable to exercise the option discussed in Note 9 above until approved by the Company's stockholders pursuant to NASD rules, the Trust loaned the Company $1,500,000 in return for a subordinated convertible note. The transaction documents between the Company and the Trust were amended accordingly. The principal and interest due under the note is convertible into a number of shares of Series B-1 Stock calculated at a price of $9 per share and a number of warrants to purchase shares of B-1 Stock equal to 25% of the number of shares of common stock that the shares of Series B-1 stock are convertible into. In addition, the exercise price for the warrants is $3 per share. The note is convertible only if the conversion is approved by the Company's stockholders pursuant to the Company's next annual meeting. The holder of shares of Series B-1 Stock is entitled to receive quarterly dividends at a rate per annum of $0.287 per share commencing October 1, 2004. In addition, the shares of Series B-1 Stock have conversion, redemption, and voting rights identical to those of the shares of Series B Stock.

                     TRANS-INDUSTRIES, INC. AND SUBSIDIARIES

Item 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                For The Three And Six Months Ended June 30, 2004

Sale of Rochester Hills Plant

On July 12, 2004, the Company closed on the sale of its Rochester Hills facility and realized net proceeds of approximately $2.6 million, of which $2.3 million was used to retire, in full, the term debt then due to Comerica Bank.

Sales and Earnings

Sales were $7,697,537 for the quarter. This represented a decline of 9.9% from sales of $8,542,959 for the three months ended June 30, 2003. This decline in sales was concentrated in the lighting products business segment and resulted primarily from a decrease in the level of bus production caused by a decrease in public funding for the purchases of buses. Bus production is expected to remain flat for the balance of this year. A slight pickup is expected in 2005. Moreover, in the current quarter, the Company shipped very little luggage loft product, which represents a higher dollar content per bus than regular lighting products. It is expected shipments of luggage loft product will increase as bus production increases. While sales of digital information products improved, such sales were insufficient to offset the decrease in lighting shipments noted above. These same factors resulted in a decrease in sales of $1,960,293, or 11.4%, to $15,232,466 for the six months ended June 30, 2004 from $17,192,739 for the six-month period ended June 30, 2003. Additionally, the market place remains very price sensitive and has prevented the increasing of sales prices.

A loss of $2,643,568 was incurred for the quarter consisting of $343,568 from operations in addition to $2,300,000 for the establishment of an additional inventory reserve. This additional inventory reserve resulted from several factors that occurred during the quarter. Late in the first quarter of 2004 and into the second quarter, the next phase of the Company's restructuring program was initiated, beginning with the appointment of a new President and Chief Operating Officer and the development of strategic product options. The Company's existing product offerings were analyzed and some have been curtailed due to the phase out of some products by some OEM manufacturers. Personnel have been further reduced thereby reducing product absorption costs. Additionally, the Company has moved to standardize more of its product in the Informational Systems Business. In light of a decline in sales during the second quarter and the changed business direction, it was determined a portion of the inventory would not be used going forward. The Company is continuing its cost reduction program through organizational changes, improved product offerings, additional personnel downsizing and improving manufacturing operations through outsourcing and process improvement. Cost reduction opportunities continued to be emphasized with formal programs initiated in all cost segments. However, savings from these programs are not expected to be realized in full until later in the year as legacy costs in the form of severance payments continued throughout the quarter. We believe improvement in our system for purchasing materials, particularly in the digital information systems operation, was evident in the period as enhanced utilization of the Company's materials requirements production system initiated last year provided needed information for improved

                     TRANS-INDUSTRIES, INC. AND SUBSIDIARIES

Item 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                For The Three And Six Months Ended June 30, 2004

production scheduling against available inventory. Company management believes the successful implementation of its cost reduction and restructuring programs is a vital component to returning the Company to profitability.

For the second quarter of 2004, gross margin, calculated before the inventory write down, was 26.1 percent compared to 31.4 percent for the same period last year. For the six month periods of 2004 and 2003 the gross margins before the inventory write down were 25.9 percent and 30.7 percent respectfully. This decrease of 5.3 percent for the quarter and 4.8 percent for the six month period is a result of competitive pricing and product mix of the Company's bus lighting products. Administrative expenses for the second quarter of 2004 were approximately $2,142,000, a reduction of $516,000 or 19.4 percent from the same period a year ago. Administrative expenses for the six month period of 2004 were $4,107,000 compared to $5,296,000 for the first six months of 2003. This is primarily attributable to staff reductions.

Interest

Interest expense amounted to approximately $161,000 and $162,000 for the second quarter of 2004 and 2003, respectively. This decrease of $1,000 was the result of lower debt levels offset by interest rate increases in 2004.

Liquidity and Capital Resources

For the six-month period ending June 30, 2004, the Company generated $405,048 from operations. This was driven by the decrease in accounts receivable of $1,284,026 which was the result of reduced sales for the period. In March of 2004, the Company, as discussed in Note 9, completed the private placement of $1.5 million of Series B Stock and warrants and used the proceeds towards reducing term debt and trade payables. In July 2004, the Company closed on the sale of its Rochester Hills facility and realized net proceeds of approximately $2.6 million, of which $2.3 million was used to retire, in full, the term debt due Comerica Bank. For the balance of 2004, the Company's required working capital is expected to be met from the cash flow of operations and refinancing with Huntington National Bank.

Item 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company is exposed to the impact of interest rate changes and, to a lesser extent, foreign currency fluctuations. We have not entered into interest rate transactions for speculative purposes or otherwise. Our primary interest rate risk exposure has resulted from floating rate debt related to our revolving loan facility and would be immaterial to our results from operations if rates were to increase 1% from June 30, 2004 rates. We currently do not hedge our exposure to floating interest rate risk. Our foreign currency exposures were immaterial as of June 30, 2004.

                     TRANS-INDUSTRIES, INC. AND SUBSIDIARIES

Item 4.        CONTROLS AND PROCEDURES

(a)   EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.

The Company's Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of June 30, 2004, that its disclosure controls and procedures are not effective for gathering, analyzing and disclosing on a timely basis the information we are required to disclose in our reports filed under the Securities Exchange Act of 1934. This determination was made on the basis that our Chief Executive Officer and Chief Financial Officer believe that the Company's current resources are insufficient to address its financial reporting requirements in a timely fashion.

The Company is continuing to evaluate its resources for addressing its financial reporting and making appropriate changes to provide sufficient resources and time to prepare and file periodic reports within the time periods specified in the SEC's rules and regulations and provide for reviews by management, the Audit Committee and the Board of Directors. This evaluation is intended to lead to changes that will ensure to the extent possible that our disclosure controls are effective for gathering, analyzing and disclosing the information we are required to disclose in our reports filed under the Securities Exchange Act of 1934.

(b)   CHANGES IN INTERNAL CONTROLS.

There have been no changes in the Company's internal controls that occurred during the Company's most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

            31.1 Certification of the CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

            31.2 Certification of the CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

            32.1 Certification of the CEO pursuant of 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

            32.2 Certification of the CFO pursuant of 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      (b)   Reports on Form 8-K:

            On May 13, 2004 the Company filed a current report on Form 8-K regarding its first quarter financial results.

            On May 24, 2004 the Company filed a current report on Form 8-K regarding changes in registrants certifying accountants.

            On June 1, 2004 the Company filed a current report on Form 8-K regarding changes in its certifying accountants.

                     TRANS-INDUSTRIES, INC. AND SUBSIDIARIES

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of l934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        TRANS-INDUSTRIES, INC.
Date: August 23, 2004                   /s/ Kai Kosanke
                                        --------------------------------
                                        Kai Kosanke, Treasurer
                                        and Chief Financial Officer

Date: August 23, 2004                   /s/ Keith LaCombe
                                        --------------------------------
                                        Keith LaCombe
                                        Assistant Treasurer

                                 EXHIBIT INDEX


EXHIBIT NO.             DESCRIPTION


EX-31.1           Certification of Chief Executive Officer pursuant to Section
                  302

EX-31.2           Certification of Chief Financial Officer pursuant to Section
                  302

EX-32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

EX-32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002