Form 10-K/A
period 2003-12-31
TRANS INDUSTRIES INC
filed 2004-10-08
CIK 99102

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                                 AMENDMENT NO. 2

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the fiscal year ended December 31, 2003

                                    OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ______ to _______

                          Commission file number 0-4539

                             TRANS-INDUSTRIES, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   Delaware                                  13-2598139
        (STATE OR OTHER JURISDICTION OF                   (I.R.S. EMPLOYER
        INCORPORATION OR ORGANIZATION)                   IDENTIFICATION NO.)

      1780 Opdyke Court, Auburn Hills, MI                       48326
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     INDICATE BY CHECK MARK IF THE REGISTRANT IS AN ACCELERATED FILER (AS DEFINED IN RULE 12B-2 OF THE ACT).
YES  [ ]   NO  [X]

     As of October 4, 2004, there were 3,139,737 shares of Common Stock outstanding and the aggregate market value of the Common Stock held by non-affiliates of the registrant (based upon the last sale price on the NASDAQ National Market) was $3,672,998.

                                EXPLANATORY NOTE

     Trans-Industries, Inc. ("Trans-Industries" or the "Company"), filed with the Securities and Exchange Commission (the "SEC") its Annual Report on Form 10-K (the "Form 10-K") for the year ending December 31, 2003, filed on April 14, 2004, as amended by Form 10-K/A Amendment No. 1 filed on April 29, 2004. This Form 10-K/A Amendment No. 2 ("Amendment No. 2") is being filed to amend the
Section 302 certifications to correct errors in order to provide the exact wording of the Section 302 certification as set forth in Regulation S-K, Item 601, Exhibit 31.

     The filing of this Amendment No. 2 shall not be deemed an admission that the previous filings, when made, included any untrue statement of a material fact or omitted to state a material fact necessary to make a statement not misleading.

     We hereby amend the 10-K to replace Exhibits 31.1 and 31.2 with Exhibits
31.1 and 31.2 attached to this Amendment No. 2. All other information is unchanged and reflects the disclosures made at the time of the original filings. Unless otherwise expressly stated, this Amendment No. 2 does not reflect events occurring after the filing of the Form 10-K, or modify or update in any way disclosures contained in the Form 10-K.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  TRANS-INDUSTRIES, INC.




Date:  October 8, 2004            By: /s/ DALE S. COENEN
       ---------------------              -----------------------------------
                                          Dale S. Coenen,
                                          Chairman and Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, which include the Chairman, the President, the Chief Financial Officer, the Assistant Treasurer, and a majority of the Board of Directors on behalf of the Registrant and in the capacities and on the dates indicated:


/s/     Dale S. Coenen                         Chairman               10/8/04
---------------------------                                           -------
(Dale S. Coenen)                               and Chief Executive Officer


/s/     Kai Kosanke                            Vice-President         10/8/04
---------------------------                                           -------
(Kai Kosanke)                                  and Chief Financial Officer


/s/     Keith LaCombe                          Assistant Treasurer    10/8/04
---------------------------                                           -------
(Keith LaCombe)


/s/     Richard A. Solon                       President and Director 10/8/04
---------------------------                                           -------
(Richard A. Solon)


/s/    Robert J. Ruben                         Director               10/8/04
---------------------------                                           -------
(Robert J. Ruben)

/s/    Harry E. Figgie, Jr.                    Director               10/8/04
---------------------------                                           -------
(Harry E. Figgie, Jr.)

/s/    James O'Brien                           Director               10/8/04
---------------------------                                           -------
(James O'Brien)

EXHIBIT INDEX

EXHIBIT NO.       DESCRIPTION

*Exhibit 3 (a)    Restated Certificate of Incorporation incorporated
                  herein by reference to Form 8 filed May 17, 1982.

*Exhibit 3(b)     Bylaws

*Exhibit 13(b)    Form 10-Q for quarter ended September 30, 2003, filed
                  with the Securities and Exchange Commission on November
                  19, 2003 incorporated herein by reference.

*Exhibit 21       List of Subsidiaries.

Exhibit 31.1      Sarbanes-Oxley, Section 302 CEO certification.

Exhibit 31.2      Sarbanes-Oxley, Section 302 CFO certification.

*Exhibit 32       Sarbanes-Oxley, Section 906 certification.



*previously filed