Form 10-Q/A
period 2004-03-31
TRANS INDUSTRIES INC
filed 2004-10-08
CIK 99102

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A
                                 AMENDMENT NO. 1

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

  For Quarter Ended March 31, 2004              Commission File Number 0-4539

                             TRANS-INDUSTRIES, INC.

             (Exact name of registrant as specified in its charter)

               Delaware                              13-2598139
               --------                              ----------

  (State or other jurisdiction of         (I.R.S. Employer Identification No.)
   incorporation or organization)

  1780 Opdyke Court, Auburn Hills, MI                    48326
  -----------------------------------                    -----
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
  ---

The number of shares outstanding of registrant's Common stock, par value $.10 per share, at October 4, 2004 was 3,139,737.

                                EXPLANATORY NOTE

      Trans-Industries, Inc. ("Trans-Industries" or the "Company"), on May 17, 2004, filed with the Securities and Exchange Commission (the "SEC") its Quarterly Report on Form 10-Q (the "Form 10-Q") for the period ending March 31, 2004. This Form 10-Q/A Amendment No. 1 ("Amendment No. 1") is being filed to amend the Section 302 certifications to correct errors in order to provide the exact wording of the Section 302 certification as set forth in Regulation S-K,
Item 601, Exhibit 31.

      The filing of this Amendment No. 1 shall not be deemed an admission that the previous filing, when made, included any untrue statement of a material fact or omitted to state a material fact necessary to make a statement not misleading.

      We hereby amend the 10-Q to replace Exhibits 31.1 and 31.2 with Exhibits
31.1 and 31.2 attached to this Amendment No. 1. All other information is unchanged and reflects the disclosures made at the time of the original filing. Unless otherwise expressly stated, this Amendment No. 1 does not reflect events occurring after the filing of the Form 10-Q, or modify or update in any way disclosures contained in the Form 10-Q.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  TRANS INDUSTRIES, INC.




Date:  October 8, 2004            By: /s/ KAI KOSANKE
       ---------------------              -----------------------------------
                                          Kai Kosanke, Vice President,
                                          Treasurer and Chief Financial Officer




Date:  October 8, 2004            By: /s/ KEITH LACOMBE
       ---------------------              -----------------------------------
                                          Keith LaCombe,
                                          Assistant Treasurer

EXHIBIT INDEX

EXHIBIT NO.       DESCRIPTION

*Exhibit 4        Series B Convertible Preferred Stock and Warrant Purchase
                  Agreement.

Exhibit 31.1      Sarbanes-Oxley, Section 302 CEO certification.

Exhibit 31.2      Sarbanes-Oxley, Section 302 CFO certification.

*Exhibit 32       Certification of the CEO and CFO pursuant of 18 U.S.C.
                  Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.



*previously filed