Form 10-K/A
period 2003-12-31
TRANS INDUSTRIES INC
filed 2004-11-12
CIK 99102

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                                 AMENDMENT NO. 3

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

       Registrant's telephone number, including area code: (248) 364-0400

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

     As of November 9, 2004, there were 3,139,737 shares of Common Stock outstanding and the aggregate market value of the Common Stock held by non-affiliates of the registrant (based upon the last sale price on the NASDAQ National Market) was $3,512,305.

                                EXPLANATORY NOTE

     Trans-Industries, Inc. ("Trans-Industries" or the "Company"), filed with the Securities and Exchange Commission (the "SEC") its Annual Report on Form 10-K (as amended, the "Form 10-K") for the year ending December 31, 2003, filed on April 14, 2004, as amended by Form 10-K/A Amendment No. 1 filed on April 29, 2004 and Form 10-K/A Amendment No. 2 filed on October 8, 2004. This Form 10-K/A Amendment No. 3 ("Amendment No. 3") is being filed to revise Item 9A.

     The filing of this Amendment No. 3 shall not be deemed an admission that the previous filings, when made, included any untrue statement of a material fact or omitted to state a material fact necessary to make a statement not misleading.

         We hereby amend the 10-K to revise Item 9A as set forth below. All other information is unchanged and reflects the disclosures made at the time of the original filings. Unless otherwise expressly stated, this Amendment No. 3 does not reflect events occurring after the filing of the Form 10-K, or modify or update in any way disclosures contained in the Form 10-K.

         Item 9A is hereby amended and restated in its entirety as set forth below.

"ITEM 9A.  CONTROL AND PROCEDURES.

As of December 31, 2003, an evaluation was carried out under the supervision and with the participation of the Company's management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were not effective during the quarter-ended December 31, 2003.

This determination was made because of our Chief Executive Officer and Chief Financial Officer's belief that the Company's resources were insufficient to address its financial reporting requirements in a timely fashion during the quarter-ended December 31, 2003. Recent filings of the Company's annual reports on Form 10-K have been filed in a timely manner. However, the Company had to extend the filing deadline for this Form 10-K and its September 30, 2003 Form 10-Q because it lacked the resources to address the financial reporting related to significant and complex business transactions.

Our independent auditors have advised the Company that the situation discussed above represents a reportable condition. In particular, the Company has suffered from insufficient personnel resources. Additionally, the Company has struggled with complying with the increased reporting requirements that have resulted from the Sarbanes-Oxley Act and new National Association of Security Dealers rules.

The Company is evaluating its resources for addressing its financial reporting and making appropriate changes to provide sufficient resources and time to prepare and file periodic reports within the time periods specified in the SEC's rules and regulations and provide for reviews by management, the Audit Committee and the Board of Directors. Our Chief Executive Officer and Chief Financial Officer are, in connection with the evaluation, reviewing our personnel, resources and disclosure controls and procedures. The evaluation is intended to lead to changes that will ensure that our disclosure controls are effective at a reasonable assurance level. Specifically, the evaluation is aimed at ensuring that our disclosure controls are effective for gathering, analyzing and disclosing in a timely manner the information we are required to disclose in our reports filed under the Securities Exchange Act of 1934.

As a part of the evaluation, the Company has concluded that it expects that Company personnel will have additional time to devote to financial reporting in the fourth quarter of 2004. Furthermore, the Company will be adding an employee to the staff responsible for compliance with reporting obligations in the fourth quarter of 2004. Accordingly, the Company expects that its disclosure controls and procedures will be fully effective during the fourth quarter of 2004 or soon thereafter.

There have been no changes in the Company's internal control over financial reporting that occurred during the Company's most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. However, as noted above, the Company intends to take certain actions designed to enhance the Company's internal control over financial reporting and its disclosure controls and procedures."

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              TRANS-INDUSTRIES, INC.




Date:  November 12, 2004                      By: /s/ DALE S. COENEN
       -----------------------------              ------------------------------
                                                  Dale S. Coenen,
                                                  Chairman and Chief Executive
                                                  Officer


              Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, which include the Chairman, the President, the Chief Financial Officer, the Assistant Treasurer, and a majority of the Board of Directors on behalf of the Registrant and in the capacities and on the dates indicated:

/s/     Dale S. Coenen                          Chairman               11/12/04
---------------------------                     and Chief Executive    --------
(Dale S. Coenen)                                Officer


/s/     Kai Kosanke                             Vice-President         11/12/04
---------------------------                     and Chief Financial    --------
(Kai Kosanke)                                   Officer


/s/     Keith LaCombe                           Assistant Treasurer    11/12/04
---------------------------                                            --------
(Keith LaCombe)


/s/     Richard A. Solon                        President and Director 11/12/04
---------------------------                                            --------
(Richard A. Solon)


/s/    Robert J. Ruben                          Director               11/12/04
---------------------------                                            --------
(Robert J. Ruben)

/s/    Harry E. Figgie, Jr.                     Director               11/12/04
---------------------------                                            --------
(Harry E. Figgie, Jr.)

/s/    James O'Brien                            Director               11/12/04
---------------------------                                            --------
(James O'Brien)

EXHIBIT INDEX

EXHIBIT NO.       DESCRIPTION

*Exhibit 3(a)     Restated Certificate of Incorporation incorporated
                  herein by reference to Form 8 filed May 17, 1982.

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

*Exhibit 21       List of Subsidiaries.

Exhibit 31.1      Sarbanes-Oxley, Section 302 CEO certification.

Exhibit 31.2      Sarbanes-Oxley, Section 302 CFO certification.

Exhibit 32.1      Sarbanes-Oxley, Section 906 CEO certification.

Exhibit 32.2      Sarbanes-Oxley, Section 906 CFO certification.





*previously filed