Form 10-Q/A
period 2004-03-31
TRANS INDUSTRIES INC
filed 2004-11-12
CIK 99102

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A
                                 AMENDMENT NO. 2

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
                  (Address)                           (Zip Code)

        Registrant's Telephone Number, including Area Code (248) 364-0400

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

The number of shares outstanding of registrant's Common stock, par value $.10 per share, at November 9, 2004 was 3,139,737.

                                EXPLANATORY NOTE

         Trans-Industries, Inc. ("Trans-Industries" or the "Company"), on May 17, 2004, filed with the Securities and Exchange Commission (the "SEC") its Quarterly Report on Form 10-Q (as amended, the "Form 10-Q") for the period ending March 31, 2004, as amended by Form 10-Q/A Amendment No. 1 filed with the SEC on October 8, 2004. This Form 10-Q/A Amendment No. 2 ("Amendment No. 2") is being filed to revise item 4.

         The filing of this Amendment No. 2 shall not be deemed an admission that the previous filing, when made, included any untrue statement of a material fact or omitted to state a material fact necessary to make a statement not misleading.

         We hereby amend the 10-Q to revise Item 4 as set forth below. All other information is unchanged and reflects the disclosures made at the time of the original filing. Unless otherwise expressly stated, this Amendment No. 2 does not reflect events occurring after the filing of the Form 10-Q, or modify or update in any way disclosures contained in the Form 10-Q.

         Item 4 is hereby amended and restated in its entirety as set forth below.

"ITEM 4. CONTROLS AND PROCEDURES.

(a)   EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.

Our Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of March 31, 2004, that our disclosure controls and procedures were not effective during the quarter-ended March 31, 2004. This determination was made because of our Chief Executive Officer and Chief Financial Officer's belief that the Company's resources were insufficient to address its financial reporting requirements in a timely fashion during the quarter-ended March 31, 2004. In particular, the Company has suffered from insufficient personnel resources. Additionally, the Company has struggled with complying with the increased reporting requirements that have resulted from the Sarbanes-Oxley Act and new National Association of Security Dealers rules.

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

(b)   CHANGES IN INTERNAL CONTROLS.

There have been no changes in the Company's internal control over financial reporting that occurred during the Company's most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting."

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of l934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             TRANS INDUSTRIES, INC.


Date:  November 12, 2004                     /s/     Kai Kosanke
       -----------------                     -----------------------------------
                                             Kai Kosanke, Vice President and
                                             Chief Financial Officer


Date:  November 12, 2004                     /s/     Keith LaCombe
       -----------------                     -----------------------------------
                                             Keith LaCombe, Assistant Treasurer

EXHIBIT INDEX

EXHIBIT NO.       DESCRIPTION

*Exhibit 4        Series B Convertible Preferred Stock and Warrant Purchase
                  Agreement.

Exhibit 31.1      Sarbanes-Oxley, Section 302 CEO certification.

Exhibit 31.2      Sarbanes-Oxley, Section 302 CFO certification.

Exhibit 32.1      Certification of the CEO pursuant to 18 U.S.C. Section
                  1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2      Certification of the CFO pursuant to 18 U.S.C. Section
                  1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.



*previously filed