Form 10-Q/A
period 2004-06-30
TRANS INDUSTRIES INC
filed 2004-11-12
CIK 99102

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

                                EXPLANATORY NOTE

         Trans-Industries, Inc. ("Trans-Industries" or the "Company"), on August 23, 2004, filed with the Securities and Exchange Commission (the "SEC") its Quarterly Report on Form 10-Q (as amended, the "Form 10-Q") for the period ending June 30, 2004. This Form 10-Q/A Amendment No. 1 ("Amendment No. 1") is being filed to revise item 4.

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

"ITEM 4. CONTROLS AND PROCEDURES.

(a)   EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.

Our Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of June 30, 2004, that our disclosure controls and procedures were not effective during the quarter-ended June 30, 2004. This determination was made because of our Chief Executive Officer and Chief Financial Officer's belief that the Company's resources were insufficient to address its financial reporting requirements in a timely fashion during the quarter-ended June 30, 2004. In particular, the Company has suffered from insufficient personnel resources. Additionally, the Company has struggled with complying with the increased reporting requirements that have resulted from the Sarbanes-Oxley Act and new National Association of Security Dealers rules.

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


                                            TRANS INDUSTRIES, INC.


Date:  November 12, 2004                    /s/     Kai Kosanke
       -----------------                    ------------------------------------
                                            Kai Kosanke, Vice President and
                                            Chief Financial Officer


Date:  November 12, 2004                    /s/     Keith LaCombe
       -----------------                    ------------------------------------
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