Form 10-Q
period 2004-09-30
TRANS INDUSTRIES INC
filed 2004-11-15
CIK 99102

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

   For Quarter Ended September 30, 2004        Commission File Number 0-4539

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

                    1780 Opdyke Court, Auburn Hills, MI 48326
                    -----------------------------------------
                    (Address)                       (Zip Code)

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

The number of shares outstanding of registrant's Common stock, par value $.10 per share, at September 30, 2004 was 3,139,737.

                 TRANS-INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

              FORM 10-Q - FOR THE QUARTER ENDED SEPTEMBER 30, 2004

                                      INDEX

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

      A.    Consolidated Statements of Operations ---
            Three months ended September 30, 2004 and 2003.
            Nine months ended September 30, 2004 and 2003.

      B. Consolidated Statements of Comprehensive Income/(Loss) Nine months ended September 30, 2004 and 2003.

      C.    Consolidated Balance Sheets ---
            September 30, 2004 and December 31, 2003

      D.    Consolidated Statements of Cash Flows ---
            Nine months ended September 30, 2004 and 2003.

      E.    Notes to Consolidated Financial Statements.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 3. QUANTITIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Item 4. CONTROLS AND PROCEDURES

PART II. OTHER INFORMATION

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

                     TRANS-INDUSTRIES, INC. AND SUBSIDIARIES
A.
                CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

                                                                For 3 Months Ended:             For 9 Months Ended:
                                                                -------------------             -------------------
                                                              9/30/04         9/30/03        9/30/04         9/30/03
                                                           ------------    ------------    ------------    ------------
 1. Gross sales less discounts, returns and allowances     $  6,908,580    $  8,310,848    $ 22,141,046    $ 25,503,607

 2. Cost of goods sold (note 2)                               5,142,557       7,225,458      18,737,366      19,146,859
                                                           ------------    ------------    ------------    ------------
 3. Gross profit                                              1,766,023       1,085,390       3,403,680       6,356,748

 4. Selling, general and administrative exp.                  2,133,229       2,227,645       6,240,547       7,523,631
 5. Restructuring costs (note 8)                                     19         361,124         129,017         633,983
                                                           ------------    ------------    ------------    ------------
 6. Operating income/(loss)                                    (367,225)     (1,503,379)     (2,965,884)     (1,800,866)

 7. Other (income)/ expense
        Interest expense                                        123,043         160,692         446,619         492,461
        Other income                                         (2,384,522)         (3,355)     (2,395,733)         (5,363)
                                                           ------------    ------------    ------------    ------------
        Total other (income)/expense                         (2,261,479)        157,337      (1,949,114)        487,098
                                                           ------------    ------------    ------------    ------------
 8. Earnings/(loss) before income taxes                       1,894,254      (1,660,716)     (1,016,770)     (2,287,964)

 9. Income tax expense/(benefit)                                    -0-             -0-             -0-         (17,000)
                                                           ------------    ------------    ------------    ------------
10. Net earnings/(loss)                                       1,894,254      (1,660,716)     (1,016,770)     (2,270,964)

11. Preferred dividend                                          (18,750)            -0-         (43,542)            -0-
                                                           ------------    ------------    ------------    ------------
12. Net earnings/(loss) available to common shareholders   $  1,875,504    $ (1,660,716)   $ (1,060,312)   $ (2,270,964)
                                                           ============    ============    ============    ============
13. Earnings/(loss) per share: (note 6)
    Basic                                                  $        .60    $       (.53)   $       (.34)   $       (.72)
    Diluted                                                $        .50    $       (.53)   $       (.34)   $       (.72)
                                                           ============    ============    ============    ============

See Notes to Financial Statements

                     TRANS-INDUSTRIES, INC. AND SUBSIDIARIES
B.
      CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME / (LOSS) (Unaudited)

                  NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

                                       2004           2003
                                    -----------    -----------
Net earnings/(loss)                 $(1,016,770)   $(2,270,964)

Other comprehensive loss:
   Equity adjustment from foreign
      currency translation               (5,145)        (5,756)
                                    -----------    -----------

Comprehensive earnings/(loss)       $(1,021,915)   $(2,276,720)
                                    ===========    ===========

See Notes to Financial Statements

                     TRANS-INDUSTRIES, INC. AND SUBSIDIARIES
C.                         CONSOLIDATED BALANCE SHEETS

                                                9/30/04        12/31/03
                                              (Unaudited)     (Audited)
                                             ------------    ------------
         ASSETS
Current Assets

       Cash                                  $      3,677    $    166,488
       Accounts receivable                      6,706,525       7,528,157
       Notes receivable                            39,250          89,000
       Inventories (Note 2)                     6,528,693       9,204,145
       Prepaid expenses                           467,917         236,555
                                             ------------    ------------
       Total current assets                    13,746,062      17,224,345

Property, Plant & Equipment, at Cost

       Land                                       140,089         140,089
       Buildings                                4,195,398       4,257,569
       Machinery & equipment                   10,919,515      10,732,305
                                             ------------    ------------
                                               15,255,002      15,129,963
       Less: accumulated
             depreciation                     (12,003,457)    (11,518,659)
                                             ------------    ------------
       Net plant and equipment                  3,251,545       3,611,304

Other Assets

       Patents, licenses & trademarks,
       net of accumulated amortization             83,024          11,071
       Net real estate held for sale                  -0-         142,428
       Goodwill                                   150,369         150,369

       Sundry                                     510,505          25,000
                                             ------------    ------------

Total assets                                 $ 17,741,505    $ 21,164,517
                                             ============    ============
    LIABILITIES AND STOCKHOLDERS EQUITY

    Current Liabilities

    Notes Payable (Note 5)                   $  4,174,762    $  6,298,288
    Current installments
          - Long term debt (Note 5)             1,973,610       3,143,195
    Accounts payable - trade                    3,119,185       3,930,700
           Accrued liabilities                  1,366,323       2,341,322
                                             ------------    ------------
    Total current liabilities                  10,633,880      15,713,505

    Long term debt

    Long term debt                              1,500,000             -0-
    Other non-current liabilities                 235,739         296,669

    Stockholders' Equity

    Preferred stock of $1.00 par value
    per share - authorized 500,000 Shares,
    212,799 and 19,000 shares issued
    at 06/30/04 and 12/31/03 respectfully         212,799          19,000

    Common stock of $.10 par value per
    share - authorized 10,000,000 shares;
    3,139,737 shares issued                       313,974         313,974

    Additional paid-in capital                  7,042,283       5,953,081
    Retained earnings                          (2,289,934)     (1,229,621)
    Accumulated other comprehensive income         92,764          97,909
                                             ------------    ------------
                                                5,371,886       5,154,343

    Total liabilities and stockholders
    equity                                   $ 17,741,505    $ 21,164,517
                                             ============    ============

See Notes to Financial Statements

                             TRANS-INDUSTRIES, INC.
                     Consolidated Statements of Cash Flows
D.           For the Nine Months Ended September 30, 2004 and 2003

                                                                 2004           2003
                                                                 ----           ----
                                                              (Unaudited)    (Unaudited)
                                                              -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings/(loss)                                           $(1,016,770)   $(2,270,964)
Adjustments to reconcile net earnings/(loss)
to net cash provided by operations:
      Loss on disposal of Vultron International Ltd. Assets           -0-        272,859
      Depreciation/amortization                                   623,811        690,655
      Deferred income taxes (benefit)                                 -0-         40,000
      Inventory write down                                      2,300,000      1,120,000
      (Gain) loss on sale of property and equipment            (2,381,272)        (4,500)
      Changes in operating assets and liabilities:
      Decrease (increase) in accounts receivable                  871,382      1,546,027
      Decrease (increase) in inventory                            375,452        755,297
      Decrease (increase) in prepaid expense                     (231,362)        20,708
      Increase (decrease) in accounts payable                    (811,515)       913,235
      Increase (decrease) in accrued liabilities                 (974,999)      (368,556)
      Increase (decrease) in income taxes                             -0-        (17,000)
      Other                                                      (557,458)        (8,203)
                                                              -----------    -----------

Net Cash Provided (Used) by Operations                         (1,802,731)     2,689,558

CASH FLOWS FROM INVESTING ACTIVITIES
      Purchase of property and equipment                         (264,713)      (459,483)
      Proceeds from sale of property and equipment              2,524,361          4,500
                                                              -----------    -----------

Net Cash Provided (Used) by Investing                           2,259,648       (454,983)

CASH FLOWS FROM FINANCING ACTIVITIES
      Net increase of Huntington term debt                      1,966,666            -0-
      Net (repayment) of Comerica term debt                    (2,902,918)      (713,252)
      Net increase of Huntington credit line                    4,174,762            -0-
      Net (payment) of Comerica credit line                    (5,363,385)    (1,478,984)
      Note Payable                                              1,500,000            -0-
      Net proceeds from issuance of preferred stock             1,283,000            -0-
      Dividends                                                   (43,542)           -0-
                                                              -----------    -----------

Net Cash Provided (Used) by Financing                            (614,583)    (2,192,236)

Effect of foreign currency exchange rate changes                   (5,145)        (5,756)
                                                              -----------    -----------

Net decrease in cash                                             (162,811)        36,583
Cash at beginning of year                                         166,488         24,996
                                                              -----------    -----------
Cash at end of quarter                                        $     3,677    $    61,579
                                                              ===========    ===========

                             TRANS-INDUSTRIES, INC.
                      Consolidated Statements of Cash Flows
              For the Nine Months Ended September 30, 2004 and 2003

      D. (Continued)

                                                                  2004          2003
                                                              -----------    -----------
Supplemental Disclosures:
      Interest paid                                           $   408,306    $   486,934
      Income taxes paid                                       $       -0-    $       -0-

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

2.    Inventories

      The major components of inventories are:

                    9/30/04     12/31/03
                    -------     --------
Raw Materials     $3,535,235   $4,886,286
Work in Process    1,278,953    2,373,247
Finished Goods     1,714,505    1,944,612
                  ----------   ----------
                  $6,528,693   $9,204,145
                  ==========   ==========

      Inventories are stated net of reserves, which are recorded as a cost of goods sold when recorded. At September 30, 2004 and December 31, 2003 reserves were $2,817,230 and $1,106,476 respectively. During the second quarter of 2004 the Company established a $2.3 million reserve for slow moving and obsolete inventory. This additional inventory reserve resulted from several factors that occurred during the second quarter. Late in the first quarter of 2004 and into the second quarter, the Company initiated the next phase of its restructuring program beginning with the appointment of a new President and Chief Operating Officer and the development of strategic product options. The Company's existing product offerings were analyzed and resulted in curtailments due to the phase out of some products by OEM manufacturers. Personnel have been further reduced thereby reducing product absorption costs. Additionally, the Company has moved to standardize more of its product in the Informational Systems Business. In light of a decline in sales during the second quarter and the changed business direction, it was determined a portion of the inventory would not be used going forward.

3.    Principles of Consolidation

      There have been no significant changes in the principles of consolidation since the Company's most recent audited financial statements.

E.                   TRANS-INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.    Significant Accounting Policies

      There have been no significant changes in accounting policies since the Company's most recent audited financial statements.

5.    Long-Term Debt

      Long-term debt at September 30, 2004 consisted of the following:

Term note, payable in monthly
installments of $16,667 plus
Interest at the bank's prime
lending rate plus 1.75%
(effective rate of 6.50% at
September 30, 2004) with a
balloon payment of $1,000,000
due on July 31, 2009. The note
is secured by substantially
all the assets of the Company.           $1,966,667
Subordinated convertible note (Note 9)    1,500,000
Other                                       242,682
                                         ----------
Total                                     3,709,349
Less current installments                (1,973,610)
                                         ----------
Long-term debt                           $1,735,739
                                         ==========

      Prior to August 18, 2004, the Company had a secured $7,500,000 line of credit, from Comerica Bank in the form of a demand note, of which $5,326,358 was utilized at June 30, 2004. Interest was charged at Comerica's prime lending rate, plus 3.5% and was payable monthly. On August 18, 2004 the Company closed refinancing with Huntington National Bank. The Company used the proceeds from the refinancing to repay its former lender Comerica Bank in full. The new loan agreement with Huntington National Bank includes a mortgage on its real estate for $2,000,000. The mortgage is a five year note, amortized over ten years with monthly payments of $16,667.67 a final balloon payment of $1,000,000 due at maturity. Interest on the mortgage is at 1.75 % (effective rate of 6.50% at September 30, 2004) over the banks prime lending rate. Additionally, the Company obtained a $6,000,000 line of credit secured by all of the Company's assets. The credit line is a three-year facility with an interest rate of 1.25 % over the banks prime lending rate. The Company, at September 30, 2004, had utilized $4,174,762 of its credit line with Huntington National Bank. Interest is charged at the bank's prime lending rate, plus 1.25% (effective rate of 6.00% at September 30, 2004) and is payable monthly. The Company is or may be in violation of certain provisions in its credit agreement with Huntington, including covenants relating to tangible net worth, a debt leverage ratio, and minimum fixed charge ratio. The Company is seeking waivers from Huntington for non-compliance with these provisions.

      The Company's failure to obtain waivers for non-compliance with the credit agreement could result in a default and the lender could elect to declare all amounts outstanding to be immediately due and payable and terminate all commitments to extend further credit. If we are unable to repay those amounts, the lender could proceed against the collateral that secures the indebtedness. If the lender under our current or future indebtedness accelerates the payment of the indebtedness, we cannot assure that our assets or cash flow would be sufficient to repay in full our outstanding indebtedness. As a result of these circumstances, the Company reflected all of its existing lender debt as current, though the lender had not accelerated term debt maturity or demanded payment.

6.    Earnings (Loss) Per Share

      For the nine months ended September 30, 2004, and the three and six months ended September 30, 2003, all outstanding options and shares of convertible preferred stock have been excluded from the computation of diluted earnings (loss) per share as the effect would be anti-dilutive. The following table is a reconciliation of the numerator and denominator of the basic and diluted earnings per share computation for the three months ended September 30, 2004.

E.                   TRANS-INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.    Earnings (Loss) Per Share (continued)

                                                  THREE MONTHS ENDED 9/30/04
                                                  --------------------------
                                                                       PER SHARE
                                                EARNINGS      SHARES    AMOUNT
                                               ----------   ----------   ----
Basic earnings per share:
  Earnings available to common stockholders:   $1,875,504    3,139,737   $.60
  Effect of dilutive securities:
  Convertible preferred stock                          --      581,397     --
                                               ----------   ----------   ----
Diluted earnings per share:
   Earnings available to common stock
   holders plus assumed conversion:            $1,875,504    3,721,134   $.50
                                               ==========   ==========   ====

7.    Segment Information

      The Company operates in one market segment, the transportation industry, with products directed towards customers in the mass transit, highway, airline and rental car segments. Financial information summarized by geographic area is as follows:

                          9/30/04                     9/30/03
                 -------------------------   -------------------------
                                 LONG-                       LONG-
                                 LIVED                       LIVED
                   REVENUES      ASSETS       REVENUES       ASSETS
                 -----------   -----------   -----------   -----------
United States    $18,463,616   $ 3,895,443   $18,138,567   $ 4,060,295
United Kingdom        44,506           -0-       238,558           -0-
Canada             3,565,059           -0-     7,106,817           -0-
Other                 67,865           -0-        19,665           -0-
                 -----------   -----------   -----------   -----------
Total            $22,141,046   $ 3,895,443   $25,503,607   $ 4,060,295
                 ===========   ===========   ===========   ===========

E.                   TRANS-INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.    Restructuring Costs

In March of 2003, the Company sold the assets of its foreign subsidiary, Vultron International, Ltd. to its managing director. As a result, the Company recorded restructuring charges in the amount of $272,859. Additionally, to address profitability, in July 2003 the Company initiated a significant restructuring program at Vultron, Inc., its informational systems business. Costs for the twelve months ended December 31, 2003, associated with the restructuring are detailed in the table below. These costs include (1) severance and vacation pay for employees terminated, (2) consulting and advisor fees incurred associated with the advice and help in identifying and implementing various cost saving opportunities, (3) fees for various leases terminated early, and (4) legal fees.

                               RESTRUCTURING COSTS
                      TWELVE MONTHS ENDED DECEMBER 31, 2003

Severance and Vacation                   $195,653
Consulting and Financial Advisors Fees    321,989
Canceled Leases                             2,831
Legal Fees                                 38,530
                                         --------
            Subtotal                      559,003
Sale of Vultron International             272,859
                                         --------
            Total                        $831,862
                                         ========

      In addition to the restructuring costs discussed above, the Company, during the third quarter of 2003 recorded an inventory write down of $1,120,000 relating principally to product offerings, which were discontinued in connection with the restructuring of Vultron, Inc. This amount is included in the cost of goods sold.

      Restructuring costs for the first nine months of 2004 were $129,017 for consulting fees as indicated in the table below.

                               RESTRUCTURING COSTS
                      NINE MONTHS ENDED SEPTEMBER 30, 2004

Consulting and Financial Advisors Fees   $129,017
                                         --------
            Total                        $129,017
                                         ========

      The consultant was terminated in June 2004 and the Company expects restructuring costs for the balance of 2004 to be approximately $125,000.

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

      Dividends

      The holder is entitled to receive cumulative quarterly dividends at a rate per annum of $0.387 per share, commencing on April 1, 2004. The Company at its option, in no more than eight of the first twelve full quarters, may elect to pay the accruing dividends in additional shares of Series B Stock at $7.74 per share or in cash.

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

9. Sale of Series B Preferred Stock and Warrants - Continued

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

Issuance of Subordinated Convertible Note

In connection with the initial closing of the sale of Series B Stock and related warrants described above, the Company granted an option to the Trust to purchase between $500,000 and $1,500,000 shares of Series B-1 Stock and related warrants for $9 per share, including warrants. The option must be approved by the Company's stockholders pursuant to certain National Association of Securities Dealers, Inc. ("NASD") rules providing for qualitative listing requirements applicable to securities traded on the NASDAQ National Market and NASDAQ SmallCap Market. The Company intends to seek stockholder approval at the Company's next annual meeting.

Huntington required an additional capital infusion as a condition to the closing of the refinancing disclosed in Note 5. While the Trust indicated willingness to provide the new capital, the Trust was unable to exercise the option discussed above until approved by the Company's stockholders pursuant to NASD rules. Therefore, the Trust loaned the Company $1,500,000 in return for a subordinated convertible note. Interest on the subordinated note is at the bank's prime lending rate plus 1.75% (effective rate of 6.50% at September 30, 2004). The transaction documents between the Company and the Trust were amended accordingly. The principal and interest due under the note is convertible into a number of shares of Series B-1 Stock calculated at a price of $9 per share and a number of warrants to purchase shares of B-1 Stock equal to 25% of the number of shares of common stock that the shares of Series B-1 stock are convertible into. In addition, the exercise price for the warrants is $3 per share. The note is convertible only if the conversion is approved by the Company's stockholders at the Company's next annual meeting. The holder of shares of Series B-1 Stock is entitled to receive quarterly dividends at a rate per annum of $0.45 per share commencing October 1, 2004. In addition, the shares of Series B-1 Stock have conversion, redemption, and voting rights identical to those of the shares of Series B Stock.

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

                                                       Three Months Ended September 30,
                                                       --------------------------------
                                                            2004             2003
                                                        -------------    -------------
Net earnings (loss), available to common stockholders   $   1,875,504    $  (1,660,716)

Deduct: Total stock-based employee compensation
expense determined under fair value based method for
all awards, net of tax                                        (19,108)         (10,195)
                                                        -------------    -------------

Pro forma net earnings (loss) available to
Common stockholders                                     $   1,856,396    $  (1,670,911)
                                                        =============    =============

Earnings (loss) per share:
            Basic-as reported                           $         .60    $        (.53)
            Basic-pro forma                             $         .59    $        (.53)

            Diluted-as reported                         $         .50    $        (.53)
            Diluted-pro forma                           $         .50    $        (.53)

E.                   TRANS-INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10    Stock Based Compensation - Continued

                                                        Nine Months Ended September 30,
                                                        -------------------------------
                                                            2004             2003
                                                        --------------   -------------
Net earnings (loss), available to common stockholders   $  (1,060,312)   $  (2,270,964)

Deduct: Total stock-based employee compensation
expense determined under fair value based method for
all awards, net of tax                                        (57,324)         (30,585)
                                                        -------------    -------------

Pro forma net earnings (loss) available to
Common stockholders                                     $  (1,117,636)   $  (2,301,549)
                                                        -------------    -------------
Earnings (loss) per share:
            Basic-as reported                           $        (.34)   $        (.72)
            Basic-pro forma                             $        (.36)   $        (.73)

            Diluted-as reported                         $        (.34)   $        (.72)
            Diluted-pro forma                           $        (.36)   $        (.73)

                       TRANS-INDUSTRIES, INC. AND SUBSIDIARIES

Item 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                            CONDITION AND RESULTS OF OPERATIONS
                   For The Three And Nine Months Ended September 30, 2004

Forward-Looking Statements

This discussion highlights significant factors influencing the financial condition and results of operations of Trans-Industries, Inc. (the "Company"). It should be read in conjunction with the financial statements and related notes. Except for statements of historical fact, this discussion includes certain forward-looking statements based on management's estimate of trends and economic factors in the markets in which the corporation is active, as well as the corporation's business plans. We have used words such as "may," "will," "expect," "anticipate," "believe," "estimate," "plan," "intend," and similar expressions in this report to identify forward-looking statements. In light of recent securities law developments, including the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the corporation notes that such forward-looking statements are subject to risks and uncertainties. Accordingly, the corporation's actual results may differ from those set forth in such statements. Significant changes in economic conditions, regulatory or legislative changes affecting Trans-Industries, Inc., its competitors, or the markets in which it is active, or changes in other factors may cause future results to vary from those expected by the Company. The Company believes any forward-looking statements it has made are based on current management expectations and they are subject to risks and uncertainties. These risks and uncertainties include, but are not limited to the following:

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

  All of the Company's forward-looking statements should be considered in light of the above factors and all other risks discussed from time to time in our filings with the Securities and Exchange Commission. The Company does not undertake to update its forward-looking statements to reflect future events or circumstances.

                     TRANS-INDUSTRIES, INC. AND SUBSIDIARIES

Item 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
             For The Three And Nine Months Ended September 30, 2004

Recent Developments:

New Bank Lender

On August 18, 2004, the Company closed refinancing with Huntington National Bank. The Company used the proceeds from the refinancing to repay its former lender, Comerica Bank, in full. The new loan agreement with Huntington National Bank includes a mortgage on its real estate for $2,000,000. The mortgage is a five year note, amortized over ten years with monthly payments of $16,667 and a final balloon payment of $1,000,000 due at maturity. Interest on the mortgage is payable at 1.75 percent over the bank's prime lending rate (effective rate of 6.50% at September 30, 2004). Additionally, the Company obtained a $6,000,000 line of credit secured by all of the Company's assets. The credit line is a three-year facility with an interest rate of 1.25 percent over the bank's prime lending rate (effective rate of 6.00% at September 30, 2004).

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

Dividends

The holder is entitled to receive cumulative quarterly dividends at a rate per annum of $0.387 per share, commencing on April 1, 2004. The Company at its option, in no more than eight of the first twelve full quarters, may elect to pay the accruing dividends in additional shares of Series B Stock at $7.74 per share or in cash.

                     TRANS-INDUSTRIES, INC. AND SUBSIDIARIES

Item 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
             For The Three And Nine Months Ended September 30, 2004

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

Issuance of Subordinated Convertible Note

In connection with the initial closing of the sale of Series B Stock and related warrants described above, the Company granted an option to the Trust to purchase between $500,000 and $1,500,000 shares of Series B-1 Stock and related warrants for $9 per share, including warrants. The option must be approved by the Company's stockholders pursuant to certain National Association of Securities Dealers, Inc. ("NASD") rules providing for qualitative listing requirements applicable to securities traded on the NASDAQ National Market and NASDAQ SmallCap Market. The Company intends to seek stockholder approval at the Company's next annual meeting.

                     TRANS-INDUSTRIES, INC. AND SUBSIDIARIES

Item 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
             For The Three And Nine Months Ended September 30, 2004

Huntington required an additional capital infusion as a condition to the closing of the refinancing. While the Trust indicated a willingness to provide the new capital the Trust was unable to exercise the option discussed above until approved by the Company's stockholders pursuant to NASD rules. Therefore, the Trust loaned the Company $1,500,000 in return for a subordinated convertible note. The transaction documents between the Company and the Trust were amended accordingly. The principal and interest due under the note is convertible into a number of shares of Series B-1 Stock calculated at a price of $9 per share and a number of warrants to purchase shares of B-1 Stock equal to 25% of the number of shares of common stock that the shares of Series B-1 stock are convertible into. In addition, the exercise price for the warrants is $3 per share. The note is convertible only if the conversion is approved by the Company's stockholders pursuant to the Company's next annual meeting. The holder of shares of Series B-1 Stock is entitled to receive quarterly dividends at a rate per annum of $0.45 per share commencing October 1, 2004. In addition, the shares of Series B-1 Stock have conversion, redemption, and voting rights identical to those of the shares of Series B Stock.

Sale of Rochester Hills Plant

On July 12, 2004, the Company closed on the sale of its Rochester Hills facility and realized net proceeds of approximately $2.5 million, of which $2.3 million was used to retire, in full, the term debt then due to Comerica Bank.

Sales and Earnings

Sales were $6,908,580 for the quarter. This represented a decline of 16.9 percent from sales of $8,310,848 for the three months ended September 30, 2003. This decline in sales was evident in all product areas with significant decreases in sales of information systems and lighting products. The decrease in revenues was primarily due to the deferral of capital expenditures by highway departments and by commercial customers of information systems. Additionally, shipments of lighting products were adversely affected by a reduced level of bus production caused by a decrease in public funding for the purchases of buses. Bus production is expected to remain flat into the first quarter of 2005. These same factors resulted in a decrease in sales of $3,362,561, or 13.2 percent, to $22,141,046 for the nine months ended September 30, 2004 from $25,503,607 for the same nine month period of 2003. Additionally, the market place remains very price sensitive and has prevented the increasing of sales prices.

A profit of $1,894,254 was realized for the current quarter consisting of a $2,378,390 gain on the sale of the Rochester Hills facility and a loss from operations of $484,136. The loss from operations was attributable to the decline in sales as discussed above. For the nine months ending September 30, 2004, a loss of $1,016,770 was incurred compared to $2,270,964 for the same period of last year. The 2004 loss includes $2,300,000 for the establishment of an inventory reserve.

                     TRANS-INDUSTRIES, INC. AND SUBSIDIARIES

Item 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
             For The Three And Nine Months Ended September 30, 2004

The inventory reserve resulted from several factors that occurred during the second quarter of 2004. Late in the first quarter of 2004 and into the second quarter, the next phase of the Company's restructuring program was initiated, beginning with the appointment of a new President and Chief Operating Officer and the development of strategic product options. The Company's existing product offerings were analyzed and some have been curtailed due to the phase out of some products by some OEM manufacturers. Personnel have been further reduced thereby reducing product absorption costs. Additionally, the Company has moved to standardize more of its product in the Informational Systems Business. In light of a decline in sales during the second quarter and the changed business direction, it was determined a portion of the inventory would not be used going forward. The Company is continuing its cost reduction program through organizational changes, improved product offerings, additional personnel downsizing and improving manufacturing operations through outsourcing and process improvement. Cost reduction opportunities continued to be emphasized with formal programs initiated in all cost segments. However, savings from these programs are not expected to be realized in full until later in the year as legacy costs in the form of severance payments continued throughout the quarter. We believe improvement in our system for purchasing materials, particularly in the digital information systems operation, was evident in the period as enhanced utilization of the Company's materials requirements production system initiated last year provided needed information for improved production scheduling against available inventory. Company management believes the successful implementation of its cost reduction and restructuring programs is a vital component to returning the Company to profitability.

For the third quarter of 2004, the gross margin was 25.6 percent of sales compared to 13.1 percent for the same period a year ago when an inventory write-down of $1,120,000 was established and recorded as a component of cost of sales. For the nine month period of 2004, the gross margin was 15.4 percent of sales compared to 24.9 percent for the first nine months of 2003. This decrease of 9.5 percent is attributable primarily to the 2004 inventory write-down and lower sales in 2004 to cover fixed costs. Administrative expenses were reduced by $94,416 and $1,283,084 for the third quarter of 2004 and the 2004 nine month period respectively. This is primarily due to staff reductions.

Interest

Interest expense amounted to approximately $123,000 and $161,000 for the third quarter of 2004 and 2003, respectively. Interest expense amounted to approximately $447,000 and $492,000 for the nine months ended September 30, 2004 and 2003, respectively. The decreases of $38,000 and $46,000, respectively, were the result of lower debt levels in 2004.

                    TRANS-INDUSTRIES, INC. AND SUBSIDIARIES

Item 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
             For The Three And Nine Months Ended September 30, 2004

Liquidity and Capital Resources

For the nine-month period ended September 30, 2004, the Company used $1,802,731 from operations. This was a result of the Company making substantial payments to many of its vendors in order to bring its accounts more current. In March of 2004, the Company completed the private placement of $1.5 million of Series B Stock and warrants and used the proceeds towards reducing term debt and trade payables. In July 2004, the Company closed on the sale of its Rochester Hills facility and realized net proceeds of approximately $2.5 million, of which $2.3 million was used to retire, in full, the term debt due Comerica Bank. On August 18, 2004, the Company closed a refinancing with Huntington National Bank. The Company used the proceeds from the refinancing to repay its former lender, Comerica Bank, in full. The new loan agreement with Huntington National Bank includes a mortgage on its real estate for $2,000,000. The mortgage is a five year note, amortized over ten years with monthly payments of $16,667 and a final balloon payment of $1,000,000 due at maturity. Interest on the mortgage is payable at 1.75 percent over the bank's prime lending rate. The Company also obtained a $6,000,000 line of credit secured by all of the Company's assets. The credit line is a three-year facility with an interest rate of 1.25 percent over the bank's prime lending rate. The Company is or may be in violation of certain provisions in its credit agreement with Huntington, including covenants relating to tangible net worth, a debt leverage ratio, and minimum fixed charge ratio. The Company is seeking waivers from Huntington for non-compliance with these provisions.

The Company's failure to obtain waivers for non-compliance with the credit agreement could result in a default and the lender could elect to declare all amounts outstanding to be immediately due and payable and terminate all commitments to extend further credit. If we are unable to repay those amounts, the lender could proceed against the collateral that secures the indebtedness. If the lender under our current or future indebtedness accelerates the payment of the indebtedness, we cannot assure that our assets or cash flow would be sufficient to repay in full our outstanding indebtedness.

In connection with the initial closing of the sale of Series B Stock and related warrants described above, the Company granted an option to the Trust to purchase between $500,000 and $1,500,000 shares of Series B-1 Stock and related warrants for $9 per share, including warrants. The option must be approved by the Company's stockholders pursuant to certain National Association of Securities Dealers, Inc. ("NASD") rules providing for qualitative listing requirements applicable to securities traded on the NASDAQ National Market and NASDAQ SmallCap Market. The Company intends to seek stockholder approval at the Company's next annual meeting. Huntington required an additional capital infusion as a condition to the closing of the refinancing. While the Trust indicated a willingness to provide the new capital the Trust was unable to exercise the option discussed above until approved by the Company's stockholders pursuant to NASD rules. Therefore, in August 2004, the Trust loaned the Company $1,500,000 in return for a subordinated convertible note. The transaction documents between the Company and the Trust were amended accordingly. The principal and interest due under the note is convertible into a number of shares of Series B-1 Stock calculated at a price of $9 per share and a number of warrants to purchase shares of B-1 Stock equal to 25% of the number of shares of common stock that the shares of Series B-1 stock are convertible into. In addition, the exercise price for the warrants is $3 per share. The note is convertible only if the conversion is approved by the Company's stockholders pursuant to the Company's next annual meeting. The holder of shares of Series B-1 Stock is entitled to receive quarterly dividends at a rate per annum of $0.45 per share commencing October 1, 2004. In addition, the shares of Series B-1 Stock have conversion, redemption, and voting rights identical to those of the shares of Series B Stock. For

                     TRANS-INDUSTRIES, INC. AND SUBSIDIARIES

Item 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
             For The Three And Nine Months Ended September 30, 2004

Liquidity and Capital Resources (continued)

the balance of 2004, the Company's required working capital is expected to be met from the cash flow of operations and refinancing with Huntington National Bank.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company is exposed to the impact of interest rate changes and, to a lesser extent, foreign currency fluctuations. The Company has not entered into interest rate transactions for speculative or other purposes. The primary interest rate risk exposure has resulted from floating rate debt related to the revolving loan facility and new mortgage loan and would be immaterial to the results from operations if rates were to increase 1% from September 30, 2004 rates. The Company does not hedge its exposure to floating interest rate risk. Foreign currency exposures were immaterial as of September 30, 2004.

Item 4.  CONTROLS AND PROCEDURES

(a)   EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.

Our Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of September 30, 2004, that the Company's disclosure controls and procedures were not effective during the quarter-ended September 30, 2004. This determination was made because of our Chief Executive Officer and Chief Financial Officer's belief that the Company's resources were insufficient to address its financial reporting requirements in a timely fashion during the quarter-ended September 30, 2004. In particular, the Company has suffered from insufficient personnel resources. Additionally, the Company has struggled with complying with the increased reporting requirements that have resulted from the Sarbanes-Oxley Act and new National Association of Security Dealers rules.

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

                    TRANS-INDUSTRIES, INC. AND SUBSIDIARIES

Item 4.  CONTROLS AND PROCEDURES

for gathering, analyzing and disclosing in a timely manner the information we are required to disclose in our reports filed under the Securities Exchange Act of 1934.

As a part of the evaluation, the Company has concluded that it expects that Company personnel will have additional time to devote to financial reporting in the fourth quarter of 2004. Furthermore, in November 2004 an employee was added to the Company's staff responsible for compliance with reporting obligations. Accordingly, the Company expects that its disclosure controls and procedures will be fully effective during the fourth quarter of 2004 or soon thereafter.

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

                     TRANS-INDUSTRIES, INC. AND SUBSIDIARIES

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits:

            10.1 Credit and Security Agreement dated August 18,2004 between Trans Industries, Inc., Transign, Inc., Transmatic, Inc., Vultron, Inc., and The Lobb Company, and the Huntington National Bank.

            31.1 Certification of the CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

            31.2 Certification of the CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

            32.1 Certification of the CEO pursuant of 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

            32.2 Certification of the CFO pursuant of 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      (b)   Reports on Form 8-K:

            On August 26, 2004 the Company filed a current report on Form 8-K regarding its second quarter financial results.

                     TRANS-INDUSTRIES, INC. AND SUBSIDIARIES

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of l934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   TRANS-INDUSTRIES, INC.
Date: November 15, 2004            /s/ Kai Kosanke
                                   --------------------------
                                   Kai Kosanke, Treasurer
                                   and Chief Financial Officer

Date: November 15, 2004            /s/ Keith LaCombe
                                   -----------------------
                                   Keith LaCombe
                                   Assistant Treasurer

                                 EXHIBIT INDEX

EXHIBIT NO.                       DESCRIPTION
-----------                       -----------
   10.1        Credit and Security Agreement dated August 18,2004 between
               Trans Industries, Inc., Transign, Inc., Transmatic, Inc.,
               Vultron, Inc., and The Lobb Company, and the Huntington
               National Bank.

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