Form 10-K
period 2004-12-31
TRANS INDUSTRIES INC
filed 2005-04-15
CIK 99102

                                    FORM 10-K


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

    For the fiscal year ended December 31, 2004 Commission File Number 0-4539

                             TRANS-INDUSTRIES, INC.

             (Exact name of registrant as specified in its charter)

                 Delaware                           13-2598139
       (State or other jurisdiction of          (I.R.S. Employer
       incorporation or organization)           Identification Number)
1780 Opdyke Court, Auburn Hills, MI                     48326
(Address of principal executive offices)             (Zip Code)

                                 (248) 364-0400
              (Registrant's telephone number, including area code)

           Securities Registered Pursuant to Section 12(b) of the Act:

                                      NONE

           Securities Registered Pursuant to Section 12(g) of the Act:

                     Common Stock, Par Value $.10 Per Share

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. YES_X_ NO____

     As of June 30, 2004, 3,139,737 shares of Common Stock were outstanding and the aggregate market value of 1,799,686 shares of Common Stock held as of that date by non-affiliates of the registrant (based upon the last sale price on the NASDAQ National Market) was approximately $3,383,410. As of March 30, 2005, 3,139,737 shares of Common Stock were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
     Information called for by Part III (Items 10, 11, 12, 13, and 14) is incorporated by reference from the Registrant's definitive proxy statement in connection with its next Annual Meeting of Shareholders which Proxy Statement will be filed pursuant to Regulation 14A. However, if such definitive proxy statement is not filed within 120 days after the end of the fiscal year covered by this Form 10-K, then the Part III information will be filed as an amendment to this Form 10-K filed not later than the end of the 120-day period.

                                     PART I

Item 1     Business.

Introduction

     Trans-Industries, Inc. (the "Company") was incorporated in Delaware in 1967 to acquire the business of Transign, Inc., a company founded in 1952 to manufacture mechanical bus signs. Initially, the Company produced mechanical signage for the mass transit market, but its current operations are concentrated on electronic systems for the display of information, bus lighting products, and source extraction systems for the environmental market. These products are sold to virtually all segments of the transportation industry and to a broad range of commercial and industrial markets.

Operations

        A.    Industry Segment.

     By nature, all products supplied by Trans-Industries and its subsidiaries are designed to provide comfort, convenience and safety to passengers and properties in the transportation market. The Company's signage products provide a means of communication with vehicle passengers. They enable messages to be sent to vehicle operators and passengers alike, whether the message is of alternate routes in heavy traffic or to warn of an impending hazard. Interior bus lighting systems provide comfort and illuminate the vehicle's interior, which improves passenger safety. The Company's source extraction system is used by transportation authorities to clean their vehicles. This system provides a convenient method of maintaining a cleaner, healthier, and more comfortable atmosphere for riding passengers. The production process for all but a small percentage of these products entails detailed assembly work and testing. The source extraction system product is an engineering design, assembly and installation operation.

The customer base for most Trans-Industries products includes:

1.       State transportation departments;

2.       Bus manufacturers;

3.       Local governments and;

4.       Private commercial enterprises.

        B.    Material Customers.

     The Company has one major customer - New Flyer Industries - which accounted for $4,883,304 or 17.6 percent of consolidated annual sales. New Flyer Industries is the Company's only customer that accounted for over 10% of consolidated annual sales in 2004. Although New Flyer Industries is a significant and highly valued customer, the Company does not consider itself dependent on it for continued ongoing sales volume. Overall sales volume is significantly dependent on state and local government spending for mass transit, highway systems, and airport operations.

C.      Sales Backlog.

     As of February 28, 2005, the Company's backlog, after excluding foreign operations for all years, was $9,987,000 compared with $11,960,000 and $12,447,000 at the same date in 2004 and 2003, respectively. Of the current backlog, it is anticipated that 90 percent will be completed within one year.

        D.    Foreign and Domestic Operations and Export Sales.

     Foreign sales are made on an export basis from domestic offices as well as through certain agents abroad. Summarized financial information about foreign operations and exports is in Note M to the Consolidated Financial Statements.

E.      Research and Quality Control.

     The Company's principal research activities are conducted at its product development center in Auburn Hills, Michigan, where product line maintenance and new product programs are carried out in response to perceived market opportunities. Quality control, rather than being centralized, is a function performed at each manufacturing plant. Approximately $489,312, $954,000, and $949,000, were spent on research and development during the years ended December 31, 2004, 2003, and 2002, respectively.

        F.    Competition.

     In each of its market niches the Company faces competition from one or more entities. These entities range in size from small to large integrated enterprises, both domestically and internationally, with no single company dominating any one market. The Company owns and has licensed United States and foreign patents relating to the manufacture of many of its products. Despite these patents, there can be no assurance that a competitor will not copy the functions or features of the Company's products. The Company believes that its principal methods of competition are price, service, and product performance.

        G.    Raw Materials.

     The principal raw materials used by the Company include steel, aluminum, plastics, electronic components, and synthetic materials, all of which are presently available in adequate supply on the open market.

        H.    Employee Relations.

     The Company employs approximately 160 people, supplemented as necessary by temporary workers. Nine of these employees are covered by a union contract that expires August 10, 2006. The Company considers its overall labor relations with employees to be good.

     The Company maintains profit sharing and 401-K plans for all of its full-time employees who are not part of a collective bargaining unit.

     In 1996, the Company adopted a stock option plan for officers, directors, and key employees of the Company and its subsidiaries. Information regarding this plan is included at Note I to the consolidated financial statements

        I.    Environmental Considerations.

     The Company believes it is in compliance with all state and federal regulations for environmental control and safety, and related expenditures are generally not significant.

        J.    Directors and Officers of the Registrant.

     See Part III, Item 10 for certain information regarding officers and directors.

Item 2.    Properties.

     Domestic operations are conducted at five principal facilities. Three are owned, two of which are located in Waterford, Michigan, and one in Bad Axe, Michigan. Due to excess capacity, the Bad Axe facility and one Waterford facility have been listed for sale. The remaining two facilities are leased. One leased facility is located in Auburn Hills, Michigan, and is leased through August, 2009. The other leased facility is in Wilmington, North Carolina, and is leased through January 2006.

     Until March 2003, international operations were conducted in England at a leased facility located in Leeds. This plant is currently on the market for sublease to a third party. The lease agreement for this facility expires in December 2009. Currently, the facility is being subleased month to month to the party that acquired Vultron International, LTD.

     The Company's active plants, all of which are well maintained and in good operating condition, contain an aggregate of approximately 195,000 square feet of floor space. Generally, the plants have been operating on a five-day a week basis with occasional overtime.

Item 3.    Legal Proceedings.

     Neither the Company nor any of its subsidiaries is a party to any material legal proceedings other than ordinary and routine litigation incidental to its business. The Company believes that the outcome of these proceedings will have no material adverse affect on its consolidated financial position or operations.

Item 4.    Submission of Matters to a Vote of Security Holders.

     During the fourth quarter of the fiscal year covered by this report, the Company mailed its proxy statement relating to its 2004 Annual Meeting. At the 2004 Annual Meeting of the Company held on January 19, 2005, the stockholders elected six directors. The following tables set forth the results of the voting on the election of directors.

HOLDERS OF COMMON STOCK:

Nominee:            Votes For:    Votes Against:    Abstentions:       Total:
--------            ----------    --------------    -----------        ------
Dale S. Coenen      2,786,194              64,865         7,813     2,858,872
Robert J. Ruben     2,782,214              64,539        12,119     2,858,872
H. Sean Mathis      2,848,932               2,127         7,813     2,858,872


HOLDERS OF SERIES B-1 SHARES:

Nominee:                   Votes For:          Abstentions:       Total Votes:
--------                   ----------          ------------       ------------
Harry E. Figgie, Jr.           193,799             -                193,799
Richard A. Solon               193,799             -                193,799
James O'Brien                  193,799             -                193,799

PROPOSAL 2

     In addition, at the 2004 Annual Meeting, the stockholders of the Company approved, among other things, Proposal 2 to ratify the issuance to the Harry E. Figgie, Jr. Trust (the "Investor") of 193,799 shares of Series B convertible preferred stock, par value $1.00 per share, and warrants to purchase in the aggregate up to 145,349 shares of common stock pursuant to the

Series B Convertible Preferred Stock and Warrant Purchase Agreement dated March 4, 2004. The table below sets forth the results of voting on Proposal 2.

Votes For:    Votes Against:  Abstentions:     Broker Non-Votes:   Total Votes:
---------     -------------   ------------     ----------------    ------------
2,594,040            1,793            300            451              2,596,584

     Also approved by the stockholders of the Company at the 2004 Annual Meeting was Proposal 3 ratifying the applicable voting provisions established by the Company's Certificate of Designation, Preferences and Rights of Series B Convertible Preferred Stock which states that the approval of the holders of a least a majority of the outstanding shares of Series B Convertible Preferred Stock, voting as a separate series, is required for the Company to increase the maximum number of directors constituting the Board of Directors to more than six and that the holders of the Series B Convertible Preferred Stock, again voting as a separate series, have the right to elect three of the Company's six directors. The table below sets forth the results of voting on Proposal 3.

Votes For:    Votes Against   Abstentions:     Broker Non-Votes: Total Votes:
---------     -------------   -----------      ----------------- -----------
1,317,447            18,493         1,200               451        1,337,591

PROPOSAL 4

     The stockholders also voted in favor of Proposal 4, approving the conversion of a convertible note (the "Note") issued by the Company to the Investor into shares of Series B-1 Preferred Stock ("Series B-1 Shares") of the company and the issuance to the Investor of a warrant to purchase shares of Common Stock of the Company. The Investor purchased the Note from the Company for $1,500,000. Pursuant to the terms of the Note, upon approval by the stockholders of the Company, the Note was automatically converted into 166,667 Series B-1 Shares (calculated at a price of $9.00 per share) that were immediately issued to the Investor and the Company issued the Warrant to purchase 125,000 shares of Common Stock at a price of $3.00 per share to the Investor. Each Series B-1 Share is convertible into three shares of

Common Stock. Pursuant to an agreement between the Company and the Investor, interest under the Note was paid in cash on a periodic basis during the period the Note remained outstanding.

Votes For:   Votes Against:  Abstentions:     Broker Non-Votes: Total Votes:
----------   --------------  ---------------------------------- ------------
1,197,907           18,493      1,326                 451          1,218,177



                                     PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters.

     The Common Stock is traded on the Nasdaq Small Cap Market under the symbol TRNI. The following table sets forth the range of trade prices as reported by the Nasdaq for the preceding two fiscal years:


                                                      Trade Prices
                                                      ------------
                                               High                   Low
                                               ----                   ---
             2004
                 First Quarter                $ 2.99                $ 2.16
                 Second Quarter               $ 3.92                $ 1.15
                 Third Quarter                $ 2.06                $ 1.45
                 Fourth Quarter               $ 3.25                $ 1.51


             2003
                 First Quarter                $ 5.70                $ 3.86
                 Second Quarter               $ 5.64                $ 4.21
                 Third Quarter                $ 4.87                $ 2.59
                 Fourth Quarter               $ 3.22                $ 2.10


These quotations reflect actual transactions without retail markup, markdown, or commission.


     As of December 31, 2004, there were 215 registered holders of the Common Stock of the Registrant.

Item 6.     Selected Financial Data.

     The following selected consolidated financial data relating to the Company and its subsidiaries has been taken from the consolidated financial statements. This selected consolidated financial data should be read in conjunction with the consolidated financial statements of the Company and the notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations," which are included elsewhere in this report.

OPERATIONS                                   2004              2003             2002              2001            2000
       Net Sales                         $27,760,146       $33,721,456      $34,567,382       $36,135,278      $44,687.028
       Cost of Sales                      24,008,014        25,284,634       25,165,989        28,013,444       35,219,941
       Interest Expense                      590,806           661,880          664,727         1,191,470        1,444,864
       Income Tax Exp. (benefit)                   0           531,000        (165,000)       (1,944,000)        (305,000)
       Net Earnings (loss)               (3,972,755)       (3,761,090)      (1,343,644)       (3,079,378)      (2,303,258)

FINANCIAL CONDITION
       Current Assets                     12,062,414        17,224,345       21,551,418        22,478,496       25,834,537
       Current Liabilities                11,531,718        15,713,205       13,065,056        13,803,098       17,652,186
       Working Capital                       530,696         1,510,840        8,486,362         8,675,398        8,182,351
       Current Ratio                            1.05              1.10             1.65              1.63             1.46
       Net Property, Plant
           and Equipment                   2,040,115         3,753,732        4,116,723         4,738,521        7,292,013
       Long Term Debt                              0            43,290        3,185,252         4,044,584        5,263,236
       Stockholders' Equity                2,462,282         5,154,343        8,908,125        10,184,408       11,307,577
       Total Assets                       15,734,101        21,164,517       25,903,162        28,281,338       34,763,470

COMMON SHARE DATA
       Net Earnings (loss) (a)
           Basic                             $(1.27)            $(1.20)         $ (.43)           $ (.98)           $ (.73)
           Diluted                           $(1.27)            $(1.20)         $ (.43)           $ (.98)           $ (.73)
       Book Value (b)                        $  .78             $ 1.64          $ 2.84            $ 3.24            $ 3.60
       Average Shares Outstanding
           Basic                           3,140,000          3,140,000       3,140,000         3,140,000         3,140,000
           Diluted                         3,140,000          3,140,000       3,140,000         3,140,000         3,140,000


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

       - The continued forbearance by the Company's bank lender of its right to call the Company's outstanding bank debt;

       - A further decline of economic conditions in general and in the mass transit industry in particular;

       - Changes in customer requirements or reduced demand for the Company's products and services;

       - The inability of the Company to successfully implement its informational systems operation restructuring program;

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

PRODUCT DISTRIBUTION

     The Company's Products are sold through a direct sales force. Lighting Products, Mechanical Display Products and Dust Abatement Products are all sold through the Transmatic sales force. Digital Display Products are sold through Vultron's direct sales force. Although the Company may use distributors from time to time there are no significant agreements and the percentage of the Company products sold through distributors is essentially zero. Direct sales through the above referenced sales forces accounts for virtually all of the Company's sales.

CRITICAL ACCOUNTING POLICIES

     The Company's discussion and analysis of its financial condition and results of operations are based upon the Company's financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Our significant accounting policies are discussed in Note B to the consolidated financial statements included herein. Our critical accounting policies are subject to judgments and uncertainties, which affect the application of these policies. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. On an on-going basis, the Company evaluates its estimates, including those related to the valuation of accounts receivable, inventory, deferred tax assets, and property and equipment. In the event estimates or assumptions prove to be different from actual amounts, adjustments are made in the subsequent period to reflect more current information. The material accounting policies that the Company believes are most critical to the understanding of the Company's financial position and results of operation are discussed below.

REVENUE RECOGNITION

     Revenue is realized by the Company after a product or service has been shipped/provided. The Company generally requires a written purchase order with a firm fixed price or cost per hour. The customer must have demonstrated an ability to pay for the product or service and the invoice must be determined to be collectable. The product is generally shipped "free on board" shipping point (FOB shipping point).

RESTRUCTURING AND IMPAIRMENT

     The Company on a periodic basis (generally quarterly) evaluates fixed assets, personnel actions, and product offering changes to assess potential impairment or determine current or future restructuring provisions.

ACCOUNTS RECEIVABLE VALUATION:

     The Company monitors its accounts receivable and charges an amount equal to its estimate of uncollectible accounts to expense. The Company considers a number of factors in determining its valuation estimates, including the length of time trade accounts receivable are past due, the Company's previous loss history, the customer's current ability to pay its obligations and the condition of the general economy and the industry as a whole. The use of different estimates for future uncollectible accounts would result in different charges to selling, general and administrative expenses in each period presented.

INVENTORY VALUATION:

     Inventories are valued at the lower of cost or market; cost is determined under the first in, first out method. Provision is made to reduce inventories to net realizable value and to write down excess and obsolete inventory. The Company periodically reviews its inventory levels in order to identify obsolete and slow-moving inventory. The use of different assumptions in determining slow-moving and obsolete inventories would result in different charges to cost of sales in each period presented.


DEFERRED INCOME TAXES AND VALUATION ALLOWANCE:

     Deferred income tax assets and liabilities represent the future income tax effect of temporary differences between the book and tax bases of the Company's assets and liabilities, assuming they will be realized and settled at the amounts reported in the Company's financial statements. The Company records a valuation allowance to reduce its deferred tax assets to the amount that it believes is more likely than not to be realized. This assessment includes consideration of the timing of reversal of temporary differences, expected future taxable income and tax planning strategies.

PROPERTY, PLANT AND EQUIPMENT:

     The Company depreciates its property and equipment over estimated useful lives established by management. Management has determined that useful lives of three to ten years for machinery and equipment and ten to forty years for buildings and improvements are appropriate. The use of shorter or longer lives would result in different depreciation amounts being charged to operations during the periods presented. The Company has also elected to depreciate its property using straight-line and accelerated methods. The use of different methods would result in different depreciation charges in each of the periods presented.

RESULTS OF OPERATIONS

2004 Compared with 2003

     Sales for 2004 were $27.8 million compared to $33.7 million for 2003. This decrease of $5.9 million was primarily attributable to reduced production levels of heavy duty transit buses and some loss of market share to a lower priced competitor. The Company believes that the current market downturn appears to have stabilized and has shown some signs of growth in the latter part of 2005.

     The Company's pre-tax loss for 2004 amounted to $3,910,464, compared to a pre-tax loss of $3,230,090 for the 2003 fiscal year. This increase in pre-tax loss of $680,374 was primarily attributable to an 18 percent decrease in sales and a $2.3 million charge to write down inventories during the second quarter of 2004 that has been reported as a component of cost of goods sold. The inventory charge resulted from several factors that occurred during the second quarter of 2004.

     Late in the first quarter of 2004 and during the second quarter, the Company initiated a new phase of its restructuring plan, beginning with the appointment of a new President and Chief Operating Officer and the development of strategic product options. The Company's existing product offerings were analyzed and some were curtailed due to the phase out of some products by some OEM manufacturers. Personnel have been further reduced thereby reducing product absorption costs. Additionally, the Company has moved to standardize more of its products in its information systems operation. In combination with a decline in sales during the second quarter and these changes in business direction, management determined that a portion of the Company's existing inventory would not be used going forward.

     The Company is continuing its restructuring program through organizational changes, improved product offerings, additional personnel downsizing and improved manufacturing operations through outsourcing and process improvement. The organizational changes consisted of the elimination of the three subsidiary Presidents and several other senior operating positions. The result of these changes is to consolidate operating control of the subsidiaries under the President and Chief Executive Officer of the Company. The product offerings of each subsidiary were reviewed and the sales responsibility for Mechanical Display Products was consolidated with Lighting Products. In addition the Lighting Products subsidiary and the Display Products subsidiary have combined to offer electronic display products and other passenger information systems to their customers. Manufacturing operations were and continue to be consolidated to reduce fixed and variable costs. The future restructuring will consist mainly of reducing excess plant capacity and any other excess fixed assets. The company does not expect to record significant restructuring costs in future periods. Cost reduction opportunities continue to be emphasized with formal programs initiated in all cost segments. We believe improvement in our system for purchasing materials, particularly in the informational systems operation, was evident in 2004, as enhanced utilization of the Company's materials requirements production system initiated in 2003 provided needed information for improved production scheduling against available inventory.

     Cost of sales for 2004 was $24,158,383 compared to $25,284,634 for the previous year. As a percentage of sales, this represents 87.0% in 2004 and 75.0% in 2003. This increase in cost of sales is primarily attributable to the $2.3 million inventory charge discussed above.

     Selling, general and administrative expenses were reduced in 2004 to $8,915,294 from $10,234,024 in 2003. This 12.9% decrease was principally due to staff reductions.

     Interest expense dropped to $590,806 in 2004 from $661,880 in 2003 due to lower interest rates and lower debt levels.

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

LIQUIDITY AND CAPITAL RESOURCES

     As of December 31, 2004, the Company had $0.5 million of working capital compared with $1.5 million at December 31, 2003, and $8.5 million at December 31, 2002. This decrease in working capital of $1.0 million was due to significant decreases in inventory and accounts receivable. The Company experienced a significant decrease in inventory of $888,943. Approximately $665,000 of this decrease was due to unplanned "shrinkage" at two subsidiaries as a result of the book to physical adjustment. Approximately $224,000 of inventory decrease was due to the effort to reduce general inventory levels through reduced purchasing, conversion of existing material or sale of component inventory. Accounts Receivable decreased primarily due to the reduction in overall sales volume and increased emphasis on collection activities.

     For the twelve-month period ended December 31, 2004, the Company used cash of $1,810,919 in operating activities. This was a result of losses from operations and substantial payments made to many of the Company's vendors to bring its accounts more current. Several suppliers requested payment plans which included cash in advance before shipping components to the Company. In order to meet delivery requirements for customers the Company executed these plans. In some cases these plans still exist. Generally our terms with suppliers require payment within 30 to 90 days. The Company has been operating with delinquencies which range from 15 to 120 days. Cash provided by investing activities of $2,192,584 included proceeds of approximately $2.5 million from the Company's sale of its Rochester Hills facility. Approximately $2.3 million of these proceeds was used to retire, in full, term debt obligations due to Comerica Bank. Financing activities used cash of $515,409, which includes debt repayments totaling $9,582,456 offset by proceeds of new bank debt of $6,346,339 and proceeds from issuance of Series B preferred stock and stock warrants.

     In March 2004, the Company completed a private placement of $1.5 million of Series B preferred stock and common stock warrants and used the proceeds to reduce outstanding term debt and trade payables. On August 18, 2004, the Company closed on a refinancing of its outstanding bank debt with Huntington National Bank. The Company used the proceeds from this refinancing to repay its former lender, Comerica Bank, in full. The Company's loan agreement with Huntington National Bank includes a $2 million mortgage loan secured by all of the Company's assets. The mortgage loan is a five year note amortized over ten years, with monthly payments of $16,667 and a final balloon payment of $1,000,000 due at maturity. Variable interest on the mortgage loan is payable at
1.75 percent over the bank's prime lending rate.

     The Company also obtained a $6,000,000 line of credit from Huntington bank secured by all of the Company's assets. The credit line is a three-year facility with an interest rate of 1.25 percent over the bank's prime lending rate.

     As of December 31, 2004, the Company is in violation of certain provisions in its credit agreement with Huntington, including covenant requirements relating to tangible net worth, leverage ratio, and minimum fixed charge ratio and, as a result, all debt obligations to Huntington Bank are callable at December 31, 2004. The Company has not sought waiver of these covenant violations from Huntington Bank and the lender could elect to declare a default, rendering all amounts outstanding immediately due and payable and terminating all commitments to extend further credit. In the event of a declaration of default, if the Company is unable to repay outstanding amounts the lender could proceed against the collateral securing the indebtedness.

     If Huntington Bank declares a default or otherwise accelerates the payment of the Company's obligations, there is no assurance that the Company's assets or cash flow would be sufficient to repay the amounts due. As a result of these circumstances, the Company has reflected all obligations to Huntington Bank as current liabilities, although the lender has not accelerated or demanded payment. The Company continues to have frequent discussions with Huntington Bank. The relationship is cooperative, cordial and professional. The Company and Huntington Bank are currently discussing options, including additional equity infusion, to alleviate the credit facility issues. The Company expects Huntington Bank to continue to extend the Company credit during this period of resolving the credit issues.

     In connection with the issuance of Series B preferred stock and related warrants described above, the Company granted an option to the preferred stockholder to purchase between 500,000 and 1,500,000 shares of Series B-1 preferred stock and related common stock warrants for $9 per preferred share and warrant unit. This option grant was approved on January 19, 2005 by the Company's stockholders pursuant to certain National Association of Securities Dealers, Inc. ("NASD") rules providing for qualitative listing requirements applicable to securities traded on the NASDAQ National Market and NASDAQ SmallCap Market. Huntington Bank required an additional capital infusion from the exercise of this option by the holder, who is also the holder of the Series B preferred stock issued in March 2004, as a condition to closing the debt refinancing transaction discussed above.

     While the preferred stockholder had indicated a willingness to provide the new capital required by the Huntington Bank, the preferred stockholder was unable to exercise this option until the option grant was approved by the Company's stockholders pursuant to NASD rules. Therefore, in August 2004 the preferred stockholder loaned the Company $1,500,000 in exchange for a subordinated convertible note. The principal and interest due under this note is convertible into a number of shares of Series B-1 Stock calculated at a price of $9 per share and a number of warrants to purchase shares of B-1 Stock equal to 25% of the number of shares of common stock that the shares of Series B-1 stock are convertible into.

     The exercise price for the warrants is $3 per share. The note was approved by the Company's stockholders at its annual meeting on January 19, 2005. Immediately after approval by the stockholders of the Company, the note was automatically converted into 166,667 Series B-1 Shares (calculated at a price of $9.00 per share) that were issued to the Investor and the Company also issued a warrant to purchase 125,000 shares of Common Stock at a price of $3.00 per share to the Investor. Each outstanding Series B-1 Share is convertible into three shares of Common Stock. In addition, the shares of Series B-1 Stock have conversion, redemption, and voting rights identical to those of the shares of Series B Stock.

     For 2005, anticipated working capital requirements are expected to be met from the cash flow from operations and the sale of one or more of the Company's manufacturing facilities. At December 31, 2004, there were no material commitments for capital expenditures for the ensuing year beyond the Company's normal tooling and line maintenance requirements.

     The Company's outstanding contractual obligations as of December 31, 2004 are summarized as follows:

Years Ending                    Operating            Bank     Convertible
December 31                       Leases             Debt        Note            Total
-----------                    -----------           ----        ---------------------
2005                           $   475,998       $1,916,667          -         $2,392,665
2006                               252,032               -           -            252,032
2007                               202,516               -       1,500,000        202,516
2008                               209,828               -           -            209,828
2009                               144,760               -           -            144,760
                                ----------       ----------     -------------------------
Total future minimum payments   $1,285,134       $1,916,667     $1.500,000     $4,701,801
                                ==========       ==========     =========================


OFF BALANCE SHEET ARRANGEMENTS

     The Company does not have any non-consolidated special purpose entity arrangements, nor has the Company entered into any off balance sheet transactions.

DIVIDENDS

     The Company has not paid any cash dividends on its common stock. See Notes F and P regarding dividends on preferred stock.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities." FIN 46 provides guidance on how to identify a variable interest entity ("VIE") and determine when the assets, liabilities, noncontrolling interests, and results of operations of a VIE are to be included in an entity's Consolidated Financial Statements. A VIE exists when either the total equity investment at risk is not sufficient to permit the entity to finance its activities by itself, or the equity investors lack one of three characteristics associated with owning a controlling financial interest. Those characteristics include the direct or indirect ability to make decisions about an entity's activities through voting rights or similar rights, the obligation to absorb the expected losses of an entity if they occur, and the right to receive the expected residual returns of the entity if they occur. In December 2003, the FASB reissued Fin 46 ("FIN 46 (R)") with certain modifications and clarifications. Application of this guidance was effective for interests in certain VIE's commonly referred to as special-purpose entities ("SPEs") as of December 31, 2003. Application for all other types of entities is required for periods ending after March 15, 2004, unless previously applied. The provisions of FIN 46 (R) have not had an impact on the Company's financial position or results of operations.

     In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment" (SFAS 123 (R)). It requires that the costs of employee share-based payments be measured at fair value on the awards grant date using an option-pricing model and recognized in the financial statements over the requisite service period. SFAS 123 (R) supersedes Opinion 25, "Accounting for Stock Issued to Employees" and its related interpretations and eliminates the alternative to use Opinion 25's intrinsic value method accounting, which we are currently using. SFAS 123 (R) allows for two alternative transition methods. The Company is currently determining which method they will adopt and is evaluating the impact SFAS 123
(R) will have on its financial position, results of operations, EPS and cash flows when it is adopted.

     In November 2004, FASB issued SPAS No. 151, "Inventory Cost," and amendment of ARB No. 43, Chapter 4, which is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. SFAS 151 requires that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) be recognized as current-period charges and requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. We do not believe that the adoption of SFAS 151 will have a significant effect on the Company's financial position or results of operations.


Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

     The Company's exposure to interest rate risk is limited to fluctuations in the bank's prime lending rate which may increase or decrease the effective interest rate on the Company's revolving credit facility. The Company's exposure to foreign currency fluctuations is limited to changes in the price of certain components it buys abroad. The Company's primary foreign currency exposure is the Euro and the Swiss Krona. 2004 purchases in these foreign currencies amount to approximately 10% of total purchases for the year. The bulk of the items purchased by the Company are electronic components not considered commodities and, as a result, the Company is not subject to significant commodity price risk. The Company does not hold any derivative instruments or engage in any hedging activities.

Item 8.    Financial Statements.

     The following pages contain the Consolidated Balance Sheets as of December 31, 2004 and 2003 and the related Consolidated Statements of Operations, Stockholders' Equity and Cash Flows for each of the years in the three-year period ended December 31, 2004, including the reports of the Company's independent registered public accountants.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



Board of Directors
Trans-Industries, Inc.

We have audited the accompanying consolidated balance sheets of Trans-Industries, Inc. (a Delaware corporation) and Subsidiaries as of December 31, 2004 and the related consolidated statements of operations, comprehensive loss, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States) generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Trans-Industries, Inc. and Subsidiaries as of December 31, 2004, and the consolidated results of their operations and their consolidated cash flows for the year ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note A to the consolidated financial statements, the Company has sustained recurring losses from operations, has experienced cash flow difficulties and is in default of the terms of its principal credit facilities. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with respect to this matter are also discussed in Note A. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/Plante & Moran, PLLCP.

Southfield, Michigan
April 4, 2005

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



Board of Directors
Trans-Industries, Inc.

We have audited the accompanying consolidated balance sheet of Trans-Industries, Inc. (a Delaware corporation) and Subsidiaries as of December 31, 2003, and the related consolidated statements of operations, comprehensive loss, stockholders' equity, and cash flows for each of the two years in the period ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Trans-Industries, Inc. and Subsidiaries as of December 31, 2003 and the consolidated results of their operations and their consolidated cash flows for each of the two years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note A to the consolidated financial statements, the Company has sustained recurring losses from operations, has experienced cash flow difficulties and is in default of the terms of its credit facility. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plan with respect to this matter is also discussed in Note A. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Grant Thornton LLP




Southfield, Michigan
April 2, 2004

                     TRANS-INDUSTRIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                  DECEMBER 31,

--------------------------------------------------------------------------------


                                         ASSETS               2004          2003
                                                          ----------     ----------
CURRENT ASSETS
    Cash                                                $     20,438  $     166,488
    Accounts receivable, less allowance for doubtful
       accounts of $522,000 in 2004 and $518,000
       in 2003                                             5,620,741      7,617,157
    Inventories                                            6,015,202      9,204,145
    Prepaid expenses and other current assets                406,033        236,555
                                                          ----------     ----------
              Total current assets                        12,062,414     17,224,345

PROPERTY, PLANT AND EQUIPMENT
    Land                                                      49,973        140,089
    Buildings                                              2,050,251      4,257,569
    Machinery and equipment                               10,932,246     10,732,305
                                                          ----------     ----------
                                                          13,032,470     15,129,963
    Less accumulated depreciation and amortization        10,992,355     11,518,659
                                                          ----------     ----------
              Net property, plant and equipment            2,040,115      3,611,304

GOODWILL                                                         -          150,369
REAL ESTATE HELD FOR SALE                                  1,087,691        142,428
OTHER ASSETS                                                 538,780         36,071
                                                          ----------     ----------
                                                         $15,729,000    $21,164,517
                                                        ============   ============












   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

--------------------------------------------------------------------------------

                   LIABILITIES AND STOCKHOLDERS' EQUITY                          2004              2003
                                                                              ----------        ----------
CURRENT LIABILITIES
    Bank line of credit                                                       $4,350,368    $    6,298,288
    Current maturities of long-term debt                                       1,916,667         3,143,195
    Accounts payable                                                           3,225,804         3,930,700
    Accrued liabilities                                                        2,038,879         2,341,322
                                                                              ----------        ----------
              Total current liabilities                                       11,531,718        15,713,505

LONG-TERM DEBT, EXCLUDING CURRENT MATURITIES                                           -            43,290

CONVERTIBLE PROMISSORY NOTE PAYABLE                                            1,500,000               -

OTHER LIABILITIES                                                                235,000           253,379

COMMITMENTS AND CONTINGENCIES (NOTE G)                                                 -               -

STOCKHOLDERS' EQUITY
    Preferred stock, Series A, of $1 par value per share, authorized
       100,000 shares; 19,000 issued and outstanding                              19,000            19,000
    Preferred stock, Series B, of $1 par value per share, authorized
       215,000 shares; 193,799 issued and outstanding                            193,799               -
    Common stock of $0.10 par value per share, authorized
       10,000,000 shares; 3,139,737 issued and outstanding                       313,974           313,974
    Common stock warrants; 145,385 outstanding                                   195,000               -
    Additional paid-in capital                                                 6,847,283         5,953,081
    Accumulated deficit                                                       (5,202,377)       (1,229,621)
    Accumulated other comprehensive income                                        95,603            97,909
                                                                              ----------        ----------
              TOTAL STOCKHOLDERS' EQUITY                                       2,462,282         5,154,343
                                                                              ----------        ----------
                 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $15,729,00       $21,164,517
                                                                            ============      ============

















   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                     TRANS-INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                            YEARS ENDED DECEMBER 31,


--------------------------------------------------------------------------------

                                                                2004              2003             2002
                                                             ----------       ----------        ----------
Net sales                                                   $27,760,146      $33,721,456       $34,567,382

Cost of goods sold                                           24,158,383       25,284,634        25,165,989
                                                             ----------       ----------        ----------
              Gross profit                                    3,601,763        8,436,822         9,401,393

Selling, general and administrative expenses                  8,915,294       10,234,024         9,829,489
Restructuring costs                                             414,017          831,862                 -
Gain on sale of real estate                                  (2,378,390)               -                 -
Impairment loss                                                       -                -           450,000
                                                             ----------       ----------        ----------
              Operating loss                                 (3,349,158)      (2,629,064)         (878,096)

Other expense (income), net
    Interest expense                                            590,806          661,880           664,727
    Other                                                       (29,500)         (60,854)          (34,179)
                                                             ----------       ----------        ----------
                                                                561,306          601,026           630,548
                                                             ----------       ----------        ----------
              Loss before income taxes                       (3,910,464)      (3,230,090)       (1,508,644)

Income tax expense (benefit)                                          -          531,000          (165,000)
                                                             ----------       ----------        ----------
              Net loss                                      $(3,910,464)     $(3,761,090)      $(1,343,644)

Preferred stock dividend                                        (62,292)               -                 -
                                                             ----------       ----------        ----------

Net loss applicable to common shareholders                  $(3,972,756)     $(3,761,090)      $(1,343,644)
                                                           ============     ============      ============

Loss per share:

    Basic                                                   $     (1.27)     $     (1.20)      $      (.43)
                                                           ============     ============      ============
    Diluted                                                 $     (1.27)     $     (1.20)      $      (.43)
                                                           ============     ============      ============






   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                     TRANS-INDUSTRIES, INC. AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

                            YEARS ENDED DECEMBER 31,


--------------------------------------------------------------------------------

                                                   2004             2003               2002
                                                ----------       ----------         ---------
Net loss                                       $(3,910,464)     $(3,761,090)      $(1,343,644)

Other comprehensive income:
    Foreign currency translation adjustment         (2,306)           7,308            67,361
                                                ----------       ----------         ---------
Comprehensive loss                             $(3,912,770)     $(3,753,782)      $(1,276,283)
                                               ============     ============       ===========

















   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                     TRANS-INDUSTRIES, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                  YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

--------------------------------------------------------------------------------

                                                                                     RETAINED     ACCUMULATED
                                                            COMMON     ADDITIONAL    EARNINGS        OTHER
                                    PREFERRED    COMMON      STOCK       PAID-IN   (ACCUMULATED  COMPREHENSIVE
                                      STOCK      STOCK     WARRANTS      CAPITAL     DEFICIT)    INCOME (LOSS)            TOTAL
                                     --------    ---------   ---------   ---------    ---------  --------------         ---------
Balance at January 1, 2002           $19,000     $313,974        -      $5,953,081   $3,875,113         $23,240        $10,184,408
Net loss                                 -            -          -             -     (1,343,644)            -           (1,343,644)
Other comprehensive income               -            -          -             -            -            67,361             67,361
                                     -------      -------    ---------   ---------      -------      ----------         ---------
Balance at December 31, 2002          19,000      313,974        -       5,953,081    2,531,469          90,601          8,908,125
Net loss                                 -            -          -             -     (3,761,090)            -           (3,761,090)
Other comprehensive income               -            -          -             -            -             7,308              7,308
                                     -------      -------    ---------   ---------      -------      ----------           ---------
Balance at December 31, 2003          19,000      313,974        -       5,953,081   (1,229,621)         97,909          5,154,343
Issuance of 193,799 shares
of preferred stock                   193,799          -          -         894,202          -               -            1,283,001
Preferred stock dividends                -            -          -             -        (62,292)            -              (62,292)
Net loss                                 -            -          -             -     (3,910,464)            -           (3,910,464)
Other comprehensive loss                 -            -          -             -            -            (2,306)            (2,306)
Issuance of 145,385 warrants             -            -       195,000          -            -               -             195,000
                                     -------      -------    ---------   ---------      -------      ----------           ---------
Balance at December 31, 2004        $212,799     $313,974     $195,000  $6,847,283  $(5,202,377)        $95,603         $2,462,282
                                    ========    =========  =========== ===========  ===========       =========        ============


   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                     TRANS-INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                            YEARS ENDED DECEMBER 31,
--------------------------------------------------------------------------------

                                                                                2004             2003              2002
                                                                              ----------        ----------       ----------
OPERATING ACTIVITIES
    Net loss                                                                 $(3,910,464)      $(3,761,090)     $(1,343,644)
    Adjustments to reconcile net loss to net
       cash provided by (used in) operations:
          Depreciation of property, plant and equipment                          814,392           862,678          939,344
          Bad debt expense                                                       310,838           104,378          378,921
          Loss on sale of Vultron International, Ltd.                               -              272,859                -
          Inventory write-down                                                 2,300,000         1,120,000                -
          Impairment loss                                                      150,369                   -          450,000
          Gain on sale of property and equipment                              (2,381,050)          (12,875)         (21,384)
          Deferred income tax expense                                                -             485,000        1,336,000
          Changes in operating assets and liabilities:
              (Increase) decrease in accounts receivable                       1,685,579         1,328,329         (572,768)
              (Increase) decrease in inventories                                 888,943           472,125          (28,864)
              (Increase) decrease in prepaid expenses and
              other current assets                                              (319,847)                -                -
               Increase (decrease) in accounts payable                          (704,896)        1,210,076          (84,793)
               Increase (decrease) in accrued liabilities                       (302,443)                -                -
              (Increase) decrease in other liabilities                          (352,340)          251,455          826,160
                                                                               ---------        ----------       ----------
                Net cash provided by (used in) operating activities           (1,820,919)        2,332,935        1,878,972
INVESTING ACTIVITIES
    Purchases of property and equipment                                         (341,684)         (499,687)        (589,663)
    Proceeds from sale of property and equipment                               2,534,268            12,875          109,624
                                                                               ---------        ----------       ----------
                Net cash (used in) provided by investing activities            2,192,584          (486,812)        (480,039)

FINANCING ACTIVITIES
    Borrowings from long-term debt                                                     -                 -           27,576
    Payment of long-term debt                                                    (80,432)                -                -
    Proceeds from Huntington term debt                                         2,000,000                 -                -
    Payment Huntington term debt                                                 (83,333)                -                -
    Repayment of Comerica long-term debt                                      (3,120,403)         (937,962)      (1,033,175)
    Net proceeds from Huntington credit line                                   4,346,339                 -                -
    Net (repayment) of Comerica credit line                                   (6,298,288)         (773,977)        (597,481)
    Net proceeds from issuance of note payable                                 1,500,000                 -                -
    Net proceeds from issuance of preferred stock and warrants                 1,283,000                 -                -
    Preferred stock dividends                                                    (62,292)                -                -
                                                                               ---------        ----------       ----------
                Net cash (used in) provided by financing activities             (515,409)       (1,711,939)      (1,603,080)

Effect of foreign currency exchange rate changes                                  (2,306)            7,308           67,361
                                                                               ---------        ----------       ----------
Net increase (decrease) in cash                                                 (146,050)          141,492         (136,786)
Cash at beginning of year                                                        166,488            24,996          161,782
                                                                               ---------        ----------       ----------
Cash at end of year                                                           $   20,438       $   166,488      $    24,996
                                                                             ===========       ===========      ===========

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                     TRANS-INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                            YEARS ENDED DECEMBER 31,
--------------------------------------------------------------------------------

                                  2004             2003              2002
                                ----------        ----------       ----------

SUPPLEMENTAL DISCLOSURES
    Interest paid              $   538,939       $   639,596      $   760,988
                               ===========       ===========      ===========

    Income taxes paid          $         -       $         -      $         -
                               ===========       ===========      ===========

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITY:

In March 2003, the Company sold the assets of Vultron International, Ltd. in exchange for a $160,000 note receivable.








   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                     TRANS-INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2004, 2003 AND 2002

--------------------------------------------------------------------------------


NOTE A - NATURE OF OPERATIONS

The Company manufactures lighting and information display systems and sells its products directly to customers in the transportation industry. The principal geographic markets for the Company's products are the United States and Canada.

GOING CONCERN MATTERS

The Company has sustained recurring losses from operations, including losses from operations in each of the three years ended December 31, 2004. As of December 31, 2004 and at other times throughout these previous years, the Company has been in default of covenants contained in its bank credit facilities. In November 2002, the Company's primary lender requested that the Company seek alternate financing and replacement facilities were secured in August 2004.

Management has taken a number of steps to restructure operations and become profitable, including ceasing operations during 2001 at Transmatic Window Systems, Inc., (TWS) and Transmatic Europe, Ltd., (TMEL) and selling Vultron International, Ltd., (VIL) in March 2003 (see Note K). Other restructuring steps have included the consolidation of the manufacturing facilities, the building of an experienced management team, and increased cost containment efforts.

In March 2004, the Company received an influx of capital of $1.5 million from a member of the Company's Board of Directors in exchange for convertible preferred stock and common stock warrants (see note P). In July, 2004, the Company sold a Rochester Hills, Michigan facility and used the proceeds to repay bank debt and trade accounts payable. In August 2004, the Company completed a refinancing agreement with Huntington National Bank and repaid outstanding debt due the previous lender. Additionally, in August 2004, the Company raised an additional $1.5 million from the sale of subordinated convertible debt to the director referred to above. Management believes the actions set forth above, as well as successful completion of its continuing restructuring program will enable the Company to continue as a going concern. If the Company is not successful in implementing these plans, management may be forced to curtail certain operations or sell or discontinue certain product lines.

NOTE B - SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Trans-Industries, Inc. (the parent company) and its wholly owned subsidiaries (collectively, the Company). All significant intercompany balances and transactions have been eliminated in consolidation. The Company's wholly-owned subsidiaries consist of Transmatic, Inc., Transign, Inc., Vultron, Inc., The Lobb Company and VIL, which was sold in March 2003. The results of operations of VIL are included in the accompanying financial statement through the date of disposal.

ACCOUNTS RECEIVABLE

Accounts receivable consist solely of amounts billed to customers. The majority of the Company's accounts receivable are due from state and local governments and companies in the transportation industry. Credit is extended based on evaluation of a customers' financial condition, and, generally, collateral is not required. Accounts receivable are generally due within 30 days and are stated at amounts due from customers net of an allowance for doubtful accounts. Accounts outstanding longer than the contractual payment terms are considered past due. The Company determines the allowance by considering a number of factors, including the length of time trade accounts receivable are past due, the Company's previous loss history, the customer's current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole. The Company writes off accounts receivable when they become uncollectible, and any payments subsequently received are credited to the allowance for doubtful accounts.

                     TRANS-INDUSTRIES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 2004, 2003 AND 2002

--------------------------------------------------------------------------------

NOTE B - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Changes in the Company's allowance for doubtful accounts are as follows:

                                                                          2004             2003              2002
                                                                        --------         --------          --------
                  Balance at January 1,                                 $518,000         $428,000          $481,000
                      Bad debt expense                                   311,000          104,000           379,000
                      Accounts written off                              (307,000)         (14,000)         (432,000)
                                                                        --------         --------          --------
                  Balance at December 31,                               $522,000         $518,000          $428,000
                                                                       =========        =========         =========


REVENUE RECOGNITION

Revenue from product sales is recorded when delivery has occurred or title has passed, persuasive evidence of an arrangement exists, the price is fixed and determinable and collectibility is reasonably assured. Typically, delivery and passing of title occur simultaneously, however, in instances where a customer is invoiced prior to delivery, the Company recognizes revenue at the time of completion and delivery to the customer..

Under arrangements containing multiple elements, revenue is allocated to each element based upon its relative fair value. Revenue from each element is recognized when delivery occurs or title has passed and collectibility is reasonably assured. Arrangements with multiple elements represent an insignificant portion of the Company's revenue.

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

GOODWILL

Effective January 1, 2002, the Company adopted the provisions of Statement No. 142, "Goodwill and Other Intangible Assets", ("SFAS 142") that was issued by the Financial Accounting Standards Board in July 2001. Goodwill is tested annually for impairment or more frequently when conditions indicate that an impairment may exist. The Company estimates fair value using an estimated future cash flow approach. The Company completed its annual impairment test as of December 31, 2004 and recognized an impairment loss of $150,369, which fully offset previously recorded goodwill, and was included in the Company's cost of goods sold.

                     TRANS-INDUSTRIES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 2004, 2003 AND 2002

--------------------------------------------------------------------------------


NOTE B - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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



                                                  YEARS ENDED DECEMBER 31,
                                       ------------------------------------------------
                                           2004              2003             2002
                                       -------------    -------------    --------------
Net loss, as reported                  $  (3,972,756)   $  (3,761,090)   $  (1,343,644)
Deduct:  Total stock-based employee
   compensation expense determined
   under fair value based method for
   all awards, net of tax                    (76,433)         (35,910)         (36,115)
                                       -------------    -------------    -------------
  Pro forma net loss                   $  (4,049,187)   $  (3,797,000)   $  (1,379,759)
                                       =============    =============    =============
Loss per share:
  Basic - as reported                  $       (1.27)   $       (1.20)   $        (.43)
  Basic - pro forma                    $       (1.29)   $       (1.21)   $        (.44)

  Diluted - as reported                $       (1.27)   $       (1.20)   $        (.43)
  Diluted - pro forma                  $       (1.29)   $       (1.21)   $        (.44)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted average assumptions for the options and SAR's granted in 2004: risk-free interest rate of 4.0%; volatility of 71.09%; expected lives of 10 years for options and four years for SAR's, and no dividend yield. No options were granted during 2003 and 2002.

                     TRANS-INDUSTRIES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 2004, 2003 AND 2002

--------------------------------------------------------------------------------

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

RESEARCH AND DEVELOPMENT

Research and development costs are expensed as incurred. Research and development costs approximated $489,000, $954,000 and $949,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

WARRANTIES

The Company records warranty obligations for costs that it expects to incur under its limited warranty at the time product revenue is recognized. Factors affecting the Company's warranty liability include the number of units sold and historical and anticipated rates of claims and costs per claim. The Company periodically assesses the adequacy of its warranty liability based on changes in these factors. Historically, the Company's warranty costs have been insignificant.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company's financial instruments consist of its line of credit and other debt obligations. The carrying value of these variable rate instruments approximates the estimated fair value based on rates and terms available for loans and notes with similar characteristics.

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

                     TRANS-INDUSTRIES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 2004, 2003 AND 2002

--------------------------------------------------------------------------------

NOTE C - LOSS PER SHARE

For all years presented, all stock options and SAR's outstanding have been excluded from the computation of diluted loss per share, as the effect would be antidilutive. Weighted average common shares outstanding were 3,139,737, for all years presented.

NOTE D - INVENTORIES

The major components of inventories at December 31 are:


                                                                                 2004              2003
                                                                              ----------        ----------
         Raw materials and purchased parts                                 $   2,719,367     $   4,886,286
         Work in process                                                       1,343,767         2,373,247
         Finished goods                                                        1,952,068         1,944,612
                                                                              ----------        ----------
                                                                            $  6,015,202       $ 9,204,145
                                                                            ============      ============



NOTE E - NOTE PAYABLE AND LONG-TERM DEBT

The Company has a secured line of credit facility with a bank collateralized by substantially all assets of the Company. The facility allows the Company to borrow up to $6,000,000. The facility bears interest at the bank's prime lending rate plus 1.75% (effective rate of 7.0% at December 31, 2004). Interest is payable monthly.


Long-term debt at December 31 consisted of the following:


                                                                                    2004             2003
                                                                                  ---------       ----------
Term note, payable in monthly installments of $16,667, including interest at the bank's prime lending rate plus 1.75% (effective rate of
7.0% at December 31, 2004) with a balloon payment of $1,000,000 on
July 31, 2009.  The note is secured by substantially all the assets of
the Company                                                                     $1,916,667               --

Term note, payable in monthly installments of $35,607,
including interest at the bank's prime lending rate plus 3.0%
(effective rate of 7.0% at December 31,2003) with a balloon
payment of $1,690,022 on January 1, 2005.  The note is
secured by substantially all the assets of the Company                                --           $1,999,168

Term note payable in monthly installments $50,965 plus interest at the bank's prime lending rate plus 3.0% (effective rate of 7.0% at
December 31, 2003) with a balloon payment of $509,652 on
January 1, 2005. The note is secured by substantially all the assets of
the Company and was repaid in 2004                                                    --            1,121,234

Subordinated convertible note (see Note F)                                       1,500,000               --

Other notes payable                                                                235,000             66,083
                                                                                ----------         ----------
Total                                                                            3,651,667          3,186,485

Less current maturities                                                          1,916,667          3,143,195
                                                                                ----------         ----------
Long term portion                                                               $1,735,000         $   43,290
                                                                                ==========         ==========

                     TRANS-INDUSTRIES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 2004, 2003 AND 2002

--------------------------------------------------------------------------------

NOTE E - NOTE PAYABLE AND LONG-TERM DEBT (CONTINUED)


The aggregate maturities of long-term debt by year are as follows:

                           2005                                    $   1,916,667
                           2006                                                -
                           2007                                        1,500,000
                           2008                                                -
                           2009                                                -
                                                                       ---------
                                                                    $  3,416,667
                                                                     ===========


Prior to August 18, 2004, the Company had a secured $7,500,000 line of credit, from Comerica Bank in the from of a demand note, of which $5,326,358 was utilized at June 30, 2004. Interest was charged on Comerica's prime lending rate, plus 3.5% and was payable monthly. On August 28, 2004 the Company closed refinancing with Huntington National Bank. The Company used the proceeds from the refinancing to repay its former lender Comerica Bank in full. The new loan agreement with Huntington National Bank includes a mortgage on its real estate for $2,000,000. The mortgage is a five year note, amortized over ten years with monthly payments of $16,667.67 a final balloon payment of $1,000,000 due at maturity. Interest on the mortgage is at 1.75% (effective rate of 7.0% at December 31, 2004) over the banks prime lending rate. Additionally, the Company obtained a $6,000,000 line of credit secured by all of the Company's assets. The credit line is a three-year facility with an interest rate of 1.25% over the banks prime lending rate. The Company, at December 31, 2004, had utilized its credit line with Huntington National Bank. Interest is charged at the bank's prime lending rate, plus 1.25% (effective rate of 6.50% at December 31, 2004) and is payable monthly. The Company is or may be in violation of certain provisions in its credit agreement with Huntington, including covenants relating to tangible net worth, a debt leverage ratio, and a minimum fixed charge ratio. The Company is not seeking waivers from Huntington for non-compliance with these provisions.

The Company's failure to obtain waivers for non-compliance with the credit agreement could result in a default and the lender could elect to declare all amounts outstanding to be immediately due and payable and terminate all commitments to extend further credit. If we are unable to repay those amounts, the lender could proceed against all collateral that secures the indebtedness. If the lender under our current or future indebtedness accelerates the payment of the indebtedness, we cannot assure that our assets or cash flow would be sufficient to repay in full our outstanding indebtedness. As a result of these circumstances, the Company reflected all of its existing lender debt as current, though the lender had not accelerated term debt maturity or demanded payment.

As of December 31, 2004, the Company is in violation of certain provisions in its bank credit agreements, including covenant requirements relating to tangible net worth, debt leverage ratio, and minimum fixed charge ratio. The Company has not sought a waiver from the lender bank for non-compliance with these provisions. As a result, all debt obligations to the bank are callable and have been classified as current obligations.

NOTE F - PREFERRED STOCK

During June 2001, the Company issued 19,000 shares of 8.25% cumulative preferred stock (Series A) with a par value of $1 to the Trans-Industries, Inc. Employees 401(k) and Profit Sharing Plan for $1,900,000. Dividends in arrears at December 31, 2004 totaled $560,435 or $29.50 per preferred share.

                     TRANS-INDUSTRIES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 2004, 2003 AND 2002

--------------------------------------------------------------------------------


NOTE F - PREFERRED STOCK (CONTINUED)

     Sale of Series B Preferred Stock and Warrants

     On March 4, 2004, the Company completed the sale of 193,799 shares of Series B Convertible Preferred Stock ("Series B Stock") and 145,384.84 warrants to purchase common stock for $1,500,000 to the Harry E. Figgie, Jr. Trust (the "Trust"), a trust controlled by a member of the Company's Board of Directors. Issuance costs were $217,000. The warrants have an exercise price of $3 per share. The warrants have been allocated a value of $195,000, which is the estimated fair value of the warrants on the date of the sale as determined by the Black-Scholes pricing model. The proceeds allocated to the preferred stock is $1,305,000. The preferred stock contains a beneficial conversion feature of $78,721 attributable to the difference between the ascribed value of the preferred stock and the market value of the underlying number of common shares into which the preferred stock may be converted. The value assigned to the beneficial conversion feature is amortized from the date of issuance to the earliest conversion date and is treated as a dividend. Because the preferred stock is convertible at any time after issuance, the entire beneficial conversion feature was charged directly to retained earnings.

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

                     TRANS-INDUSTRIES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 2004, 2003 AND 2002

--------------------------------------------------------------------------------



NOTE F - PREFERRED STOCK (CONTINUED)

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


     Voting rights

     The holder of Series B Stock has the right to vote with other stockholders of the Company on an as-converted basis.

     Issuance of Subordinated Convertible Note

     In connection with the initial closing of the sale of Series B Stock and related warrants described above, the Company granted an option to the Harry E. Figgie, Jr. Trust to purchase between $500,000 and $1,500,000 shares of Series B-1 Stock and related warrants for $9 per share, including warrants. The option required approval by the Company's stockholders pursuant to certain National Association of Securities Dealers, Inc. ("NASD") rules providing for qualitative listing requirements applicable to securities traded on the NASDAQ National Market and NASDAQ SmallCap Market. The Company received stockholder approval at the Company's January 19, 2005 annual meeting.

     Huntington required an additional capital infusion as a condition to the closing of the refinancing disclosed in Note E. While the Harry E. Figgie, Jr. Trust indicated willingness to provide the new capital, exercise of the option discussed above was not possible until approval by the Company's stockholders pursuant to NASD rules. Therefore, the Trust loaned the Company $1,500,000 in exchange for a subordinated convertible note. Interest on the subordinated note is at the bank's prime lending rate plus 1.75% (effective rate of 7.00% at December 31, 2004). The principal and accrued interest due under the note is convertible into a number of shares of Series B-1 Stock calculated at a price of $9 per share and a number of warrants to purchase shares of B-1 Stock equal to 25% of the number of shares of common stock that the shares of Series B-1 stock are convertible into. The holder of shares of Series B-1 Stock is entitled to receive quarterly dividends at a rate per annum of $0.45 per share. In addition, the shares of Series B-1 Stock have conversion, redemption, and voting rights identical to those of the shares of Series B Stock.

                     TRANS-INDUSTRIES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 2004, 2003 AND 2002

--------------------------------------------------------------------------------

NOTE G - LEASES

The Company leases facilities and equipment under operating leases with terms ranging from month-to-month to five years. Rent expense for all operating leases approximated $520,000, $527,000, and $504,000 for 2004, 2003 and 2002,
respectively. Future minimum rentals required under noncancelable lease agreements are as follows:

                    Years Ending                                  Operating
                     December 31                                    Leases
                     -----------                                  -----------
                         2005                                     $ 475,998
                         2006                                       252,032
                         2007                                       202,516
                         2008                                       209,828
                         2009                                       144,760
                                                                  ----------
                         Total future minimum payments            $1,285,134
                                                                  ==========

                     TRANS-INDUSTRIES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 2004, 2003 AND 2002

--------------------------------------------------------------------------------

NOTE H - INCOME TAXES

The components of loss before income taxes were as follows:

                                                                2004              2003             2002
                                                             ----------       ----------         ---------
              Domestic                                      $(3,545,115)     $ 2,639,098)     $   (545,374)
              Foreign                                          (365,348)        (590,992)         (963,270)
                                                             ----------       ----------         ---------
                                                            $(3,910,463)     $(3,230,090)      $(1,508,644)
                                                           ============     ============       ===========

Income taxes have been charged to operations as follows:

                                                            2004             2003               2002
                                                         ----------       ----------         ---------
              Current                                    $    --         $    46,000         $(1,501,000)
              Deferred                                        --             485,000           1,336,000
                                                         -------         -----------         -----------
              Total income tax expense (benefit)         $    --         $   531,000         $  (165,000)
                                                         =======         ===========         ===========


A reconciliation of actual income tax benefit to the expected amounts computed by applying the effective U.S. federal income tax rate of 34 percent to losses before income taxes is as follows:

                                                              2004                 2003                 2002
                                                          -----------          -----------          -----------
Expected income tax benefit                               $(1,353,000)         $(1,098,000)         $  (513,000)
Losses of foreign subsidiaries without tax effect                  --                   --              175,000
Expiration of foreign tax loss carryforwards and
    change in foreign effective tax rate                           --                   --              297,000
Change in valuation allowance                               1,353,000            1,636,000             (124,000)
Other items, net                                                   --               (7,000)                  --
                                                          -----------          -----------          -----------
              Actual income tax expense (benefit)         $        --          $   531,000          $  (165,000)
                                                          ===========          ===========          ===========

                     TRANS-INDUSTRIES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 2004, 2003 AND 2002

--------------------------------------------------------------------------------


NOTE H - INCOME TAXES (CONTINUED)

The tax effects of temporary differences that give rise to significant deferred tax assets and liabilities at December 31, 2004 and 2003 are as follows:


                                                                  DEFERRED             DEFERRED
                                                                    TAX                  TAX
      YEAR ENDED DECEMBER 31, 2004                                 ASSETS            LIABILITIES
-------------------------------------                           ------------         -----------
Property, plant and equipment, principally depreciation         $        --          $  (165,000)
Inventory valuation                                                 959,000                   --
Accrued expenses, deductible when paid                              674,000                   --
Foreign tax loss carryforwards                                    1,088,000                   --
US tax loss carry forwards                                        1,855,000                   --
US tax credit carryforwards                                          16,000                   --
                                                                -----------          -----------
                                                                  4,592,000             (165,000)
Less valuation allowance on deferred tax assets                  (4,592,000)             165,000
                                                                -----------          -----------
                                                                $        --          $        --
                                                                ===========          ===========




                                                                  DEFERRED           DEFERRED
                                                                    TAX                TAX
      YEAR ENDED DECEMBER 31, 2003                                 ASSETS           LIABILITIES
-------------------------------------                           ------------        -----------

Property, plant and equipment, principally depreciation         $        --          $  (334,000)
Inventory valuation                                                 685,000                   --
Accrued expenses, deductible when paid                              524,000                   --
Foreign tax loss carryforwards                                    1,057,000                   --
US tax loss carry forwards                                        1,126,000                   --
US tax credit carryforwards                                          16,000                   --
                                                                -----------          -----------
                                                                  3,408,000             (334,000)
Less valuation allowance on deferred tax assets                  (3,408,000)             334,000
                                                                -----------          -----------
                                                                $        --          $        --
                                                                ===========          ===========


The Company has foreign tax net operating loss carryforwards of approximately $3,200,000 at December 31, 2003 and 2002. These net operating losses carryforward indefinitely; however, with the sale of VIL's assets (See Note J) it is questionable whether they will be utilized. Additionally, the Company has US tax net operating losses of approximately $5,455,000, which expire in 2022, and 2023. A valuation allowance of $4,592,000 has been recognized to reduce the deferred tax assets principally due to the uncertainty of realizing their benefit.

NOTE I - EMPLOYEE BENEFIT PLANS

The Company has established a Voluntary Employee Benefit Trust (the Trust) to provide for the payment or reimbursement of all or a portion of certain medical and dental expenses to eligible participants. Eligible participants include active full-time employees of the Company and their dependents. Eligible terminated and retired employees may continue to participate in the Trust, on a contributory basis, for up to 18 months subsequent to the date of termination or retirement. The provision for Company contributions to the Trust approximated $1,549,000, $1,378,000 and $1,128,000 for the years ended December 31, 2004,
2003 and 2002, respectively.

The Company has a deferred compensation plan (Trans-Industries, Inc. Employees 401(k) and Profit Sharing Plan) for all employees who are not part of a collective bargaining unit. Company contributions are voluntary and are established as a percentage of each participant's base salary. Company contributions to the deferred compensation plan were approximately $34,000, $45,000 and $43,000 for 2004, 2003 and 2002, respectively.

                     TRANS-INDUSTRIES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 2004, 2003 AND 2002

--------------------------------------------------------------------------------


NOTE I - EMPLOYEE BENEFIT PLANS (CONTINUED)

In 1996, shareholders approved the adoption of the 1996 Stock Option Plan (the "Plan") for the officers, directors, and key employees of the Company.

The Plan is administered by an Option Committee (the "Committee") appointed by the Board of Directors. The Committee has the authority, subject to Board of Directors resolutions and the provisions of the Plan, to determine the persons to whom awards will be granted, the number, type and terms of the awards, including vesting and to interpret the Plan.

The Plan permits the granting of incentive stock options, non-qualified stock options and stock appreciation rights ("SAR's"). The total number of shares of common stock with respect to which awards may be granted under the Plan is 200,000 shares. The option price of each option and the base for calculation of appreciation of each SAR will be no less than the fair market value at the date of grant. The term of each option will be fixed and may not exceed ten years from the date of grant. The Committee may make options exercisable in installments and may accelerate exercisability.

A summary of the status of the Plan as of December 31, 2004, 2003 and 2002 and changes during the years then ended is as follows:




                                 2004                           2003                           2002
                     ----------------------------   ----------------------------   ------------------------------
                                         WEIGHTED                      WEIGHTED                         WEIGHTED
                                          AVERAGE                       AVERAGE                          AVERAGE
                      STOCK              EXERCISE     STOCK            EXERCISE     STOCK               EXERCISE
                     OPTIONS    SAR'S      PRICE     OPTIONS   SAR'S     PRICE     OPTIONS     SAR'S      PRICE
                     -------   -------   --------   --------   -------  --------   --------    -------   --------
Outstanding at
 beginning of year   116,000     21,000   $ 5.99      152,000     21,000  $ 6.37      152,000    24,000   $ 6.49
Granted              100,000     60,000     2.14           --         --      --           --        --       --
Forfeited            (50,000)   (21,000)    5.54      (36,000)        --    7.80           --    (3,000)   13.50
                     -------    -------   ------      ------      ------  ------      -------    ------   ------
Outstanding at
  end of year        166,000     60,000   $ 3.98      116,000     21,000  $ 5.99      152,000    21,000   $ 6.37
                    ========   ========   ======     ========   ========  ======     ========  ========   ======


                                               2004                   2003                     2002
                                       -------------------     -------------------      ------------------
                                        STOCK                   STOCK                     STOCK
                                       OPTIONS      SAR'S      OPTIONS      SAR'S        OPTIONS    SAR'S
                                       --------    -------     --------    -------      --------   -------
Exercisable at year end                 64,000           -       98,000     17,940      125,000     10,890

Weighted average fair value of
  Grants during the year                 $1.69       $1.20          N/A        N/A          N/A        N/A

                     TRANS-INDUSTRIES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 2004, 2003 AND 2002

--------------------------------------------------------------------------------

NOTE I - EMPLOYEE BENEFIT PLANS (CONTINUED)

The options under this plan have a ten-year life with twenty percent vesting in each of the first five years. The SAR's are for a four-year duration with one-third vesting in each of the first three years. Holders of SAR's will, upon exercise, receive the difference between the base price and the market price of the Company's common stock on the date of exercise. Currently outstanding SAR's were issued in tandem with stock options and, as a result, upon exercise of an SAR the holder is required to surrender an equivalent number of stock options.

NOTE J - IMPAIRMENT LOSS

In November 2002, the Company's Board of Directors approved a plan to wind down the operations of VIL. The assets and liabilities of VIL were treated as an asset group and tested for impairment, resulting in recognition of a $450,000 impairment loss. The loss equals the amount by which the carrying value of the asset group exceeded its estimated fair value. The estimated fair value of $160,000 was equal to the selling price of the asset group in March 2003. The assets and liabilities of VIL at December 31, 2002 were presented on a held and used basis, as the criteria to be classified as held for sale were not met.

NOTE K - RESTRUCTURING CHARGES

In March 2003, the Company sold the assets of VIL to its managing director. In connection with the restructuring and sale of the VIL operation, the Company recorded restructuring charges in the amount of $272,859. Additionally, in July 2003, the Company initiated a significant restructuring program at Vultron, Inc., its informational systems operation. Costs associated with the Vultron restructuring for the years 2004 and 2003, as detailed in the table below, include (1) severance and vacation pay for terminated employees, (2) consulting and advisor fees incurred associated with advice and assistance in identifying and implementing various cost saving opportunities, (3) costs associated with early termination of various leases, and (4) legal fees.

                                      2004         2003
                                      ----         ----
Severance and vacation             $     --      $195,653
Consulting and advisors' fees       129,017       321,989
Lease termination                   285,000         2,831
Legal fees                               --        38,530
                                   --------      --------
          Subtotal                  414,017       559,003
Sale of VIL                              --       272,859
                                   --------      --------
          Total                    $414,017      $831,862
                                   ========      ========


In addition to the restructuring costs discussed above, the Company recognized charges totaling $2,300,000 in 2004 and $1,120,000 in 2003 to write down inventory related principally to products that have been discontinued in connection with the Vultron restructuring. These amounts are included in cost of goods sold for each respective year.

                     TRANS-INDUSTRIES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 2004, 2003 AND 2002

--------------------------------------------------------------------------------


NOTE L - SIGNIFICANT CUSTOMERS

The Company conducts its business through distributors and directly with end users and other entities under purchase orders, supply contracts and other agreements. Information with respect to significant customers is as follows:

                                                                                                      ACCOUNTS
                                                                                    REVENUES         RECEIVABLE
                                                                                      FROM              FROM
                                                                   NUMBER OF        CUSTOMERS         CUSTOMERS
                                                                  SIGNIFICANT      DURING THE         AT END OF
    YEAR ENDED                                                     CUSTOMERS          YEAR              YEAR
----------------------                                            ----------       -----------       ----------
December 31, 2004                                                     One            $4,883,304         $840,843
December 31, 2003                                                     Two            10,171,000        1,711,000
December 31, 2002                                                     Two            $9,022,000       $1,493,000

NOTE M - SEGMENT AND GEOGRAPHIC INFORMATION

The Company operates in one market segment, the transportation industry.

Financial information summarized by geographic location is as follows:

                                 2004                             2003                          2002
                       ------------------------         --------------------------       ---------------------------
                                        LONG-                            LONG-                            LONG-
                                        LIVED                            LIVED                            LIVED
                        REVENUE        ASSETS           REVENUE         ASSETS           REVENUE         ASSETS
                      ----------      ---------        ----------      ----------       ----------     -------------
United States       $20,421,562      $ 3,666,586      $24,869,852      $ 3,940,172      $26,906,498      $ 4,351,744
United Kingdom               --               --          251,474               --        1,492,352               --
Canada                7,220,553               --        7,999,019               --        5,958,468               --
Other                   118,031               --          601,111               --          210,064               --
                    -----------      -----------      -----------      -----------      -----------      -----------
Total               $27,760,146      $ 3,666,586      $33,721,456      $ 3,940,172      $34,567,382      $ 4,351,744
                    ===========      ===========      ===========      ===========      ===========      ===========


Revenue by Product Line is as follows:


PRODUCT LINE                     12/31/2004       12/31/2003      12/31/2002
------------                     ----------       ----------      ----------
Lighting Products               $13,971,032      $17,626,449      $16,136,312
Digital Display Products          8,424,825        9,131,167       11,705,596
Mechanical Display Product        1,538,783        2,003,075        2,220,314
Dust Abatement Equipment          3,317,747        4,344,927        3,899,137
Other                               507,759          615,838          603,023
                                -----------      -----------      -----------
                                $27,760,146      $33,721,456      $34,567,382
                                ===========      ===========      ===========

                     TRANS-INDUSTRIES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 2004, 2003 AND 2002

--------------------------------------------------------------------------------


NOTE N - UNAUDITED QUARTERLY RESULTS OF OPERATIONS


                                              DECEMBER 31,      SEPTEMBER 30,      JUNE 30,         MARCH 31,
    QUARTER ENDED                               2003               2003             2003             2003
-----------------------                      -----------       ------------      ----------        ----------
Net sales                                    $ 8,217,849       $ 8,310,848       $ 8,542,959       $ 8,649,800
Cost of sales                                  6,137,775         7,225,458         5,862,470         6,058,931
                                             -----------       -----------       -----------       -----------
Gross profit                                 $ 2,080,074       $ 1,085,390       $ 2,680,489       $ 2,590,869
                                             ===========       ===========       ===========       ===========
Loss applicable to common shareholders       $(1,490,126)      $(1,660,716)      $  (136,830)      $  (473,418)
                                             ===========       ===========       ===========       ===========
Basic and diluted loss per common share      $      (.47)      $      (.53)      $      (.04)      $      (.15)
                                             ===========       ===========       ===========       ===========


During the fourth quarter of 2003, the Company recognized a valuation allowance of $548,000 to reduce its net deferred tax asset to zero.



                                          DECEMBER 31,      SEPTEMBER 30,      JUNE 30,         MARCH 31,
     QUARTER ENDED                            2004              2004             2004             2004
-----------------------                   -----------       ------------      ----------        ----------
Net sales                                 $ 5,619,100       $ 6,908,580      $ 7,697,537       $ 7,534,929
Cost of sales                               5,421,017         5,142,557        7,988,935         5,605,874
                                          -----------       -----------      -----------       -----------
Gross profit                              $   198,083       $ 1,776,023      $  (291,398)      $ 1,929,055
                                          ===========       ===========      ===========       ===========
Earnings (loss) applicable to common
shareholders                              $(2,912,444)      $ 1,875,504      $(2,668,360)      $  (267,456)
                                          ===========       ===========      ===========       ===========
Basic and diluted earnings (loss)
 per common share                         $      (.93)      $       .60      $      (.85)      $      (.09)
                                          ===========       ===========      ===========       ===========


Note O - Recently Issued Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities." FIN 46 provides guidance on how to identify a variable interest entity ("VIE") and determine when the assets, liabilities, noncontrolling interests, and results of operations of a VIE are to be included in an entity's Consolidated Financial Statements. A VIE exists when either the total equity investment at risk is not sufficient to permit the entity to finance its activities by itself, or the equity investors lack one of three characteristics associated with owning a controlling financial interest. Those characteristics include the direct or indirect ability to make decisions about an entity's activities through voting rights or similar rights, the obligation to absorb the expected losses of an entity if they occur, and the right to receive the expected residual returns of the entity if they occur. In December 2003, the FASB reissued Fin 46 ("FIN 46
(R)") with certain modifications and clarifications. Application of this guidance was effective for interests in certain VIE's commonly referred to as special-purpose entities ("SPEs") as of December 31, 2003. Application for all other types of entities is required for periods ending after March 15, 2004, unless previously applied. The provisions of FIN 46 (R) have not had an impact on the Company's financial position or results of operations.

                     TRANS-INDUSTRIES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 2004, 2003 AND 2002

--------------------------------------------------------------------------------

Note O - Recently Issued Accounting Pronouncements - continued

In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment" (SFAS 123 (R)). It requires that the costs of employee share-based payments be measured at fair value on the awards grant date using an option-pricing model and recognized in the financial statements over the requisite service period. SFAS 123 (R) supersedes Opinion 25, "Accounting for Stock Issued to Employees" and its related interpretations and eliminates the alternative to use Opinion 25's intrinsic value method accounting, which we are currently using. SFAS 123 (R) allows for two alternative transition methods. The Company is currently determining which method they will adopt and is evaluating the impact SFAS 123 (R) will have on its financial position, results of operations, EPS and cash flows when it is adopted.

In November 2004, FASB issued SPAS No. 151, "Inventory Cost," and amendment of ARB No. 43, Chapter 4, which is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. SFAS 151 requires that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) be recognized as current-period charges and requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. We do not believe that the adoption of SFAS 151 will have a significant effect on the Company's financial position or results of operations.

NOTE P- SUBSEQUENT EVENT

On January 19, 2005, the convertible promissory note holder converted the note to 166,667 shares of Series B-1 convertible preferred stock and warrants to purchase 125,000 shares of common stock. The warrants have an exercise price of $3.00 per share. Following is a summary of the Series B-1 convertible preferred stock provisions.

DIVIDENDS

The holder is entitled to receive cumulative quarterly dividends at a rate per annum of $0.45 per share, commencing on April 1, 2005. The Company, at its option and in no more than eight of the first twelve full quarters, may elect to pay these dividends in the form of additional shares of Series B-1 Convertible Stock at a stated amount of $9.00 per share, or in cash.

CONVERSION

At the holder's option, each share of Series B-1 preferred stock is convertible into three shares of the Company's common stock. At any time after February 27, 2007 and on the business day immediately following the period of 30 consecutive business days on which trades occur during which the market price of the Company's common stock equals or exceeds $5.16 per share, each share of Series B-1 preferred stock will automatically be converted into three shares of common stock.

REDEMPTION

At any time after February 27, 2007, the Company may, at its option, redeem all outstanding shares of Series B-1 preferred stock by paying cash equal to the stated value of $9.00 per share, plus all declared and accumulated but unpaid dividends.

LIQUIDATION

In the event of any liquidation, dissolution or winding up of the Company, either voluntary or involuntary, the holder of each share of Series B-1 preferred stock is entitled to receive, prior to

                     TRANS-INDUSTRIES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 2004, 2003 AND 2002

--------------------------------------------------------------------------------

LIQUIDATION CONTINUED


and in preference to any distributions to the holders of common stock, an amount equal to the stated value of $9.00 per share, plus declared and accumulated but unpaid dividends.

VOTING RIGHTS

The holder of Series B-1 preferred stock has the right to vote with other stockholders of the Company on an as-converted basis.

Item 9 Changes in and disagreements with accountants on accounting and financial disclosure

         Not applicable

Item 9A    Control and Procedures

     As of December 31, 2004, an evaluation was carried out under the supervision and with the participation of the Company's management, including our then acting Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were not effective during the quarter ended December 31, 2004.

     This determination was made because of our then acting Chief Executive Officer and Chief Financial Officer's belief that the Company's resources were insufficient to address its financial reporting requirements in a timely fashion during the quarter ended December 31, 2004. The Company has had to extend the filing deadlines for this Form 10-K, its fiscal year 2003 Form 10-K, its September 30, 2003 Form 10-Q and three of its fiscal year 2004 Form 10-Qs because it lacked the resources to address the financial reporting related to significant and complex business transactions.

     In particular, the Company has suffered from insufficient personnel resources. Additionally, the Company has struggled with complying with the increased reporting requirements that have resulted from the Sarbanes-Oxley Act and new National Association of Security Dealers rules. Areas of the Company's internal controls and procedures that are insufficient include inventory quantity determination, inventory valuation, revenue recognition, controls over fair value of equity securities, basic controls over the accuracy of general ledger information and controls over accounting for income taxes and required disclosure. Certain of these areas were recently brought to our attention by the Company's auditors and we are currently assessing these areas. The Company's internal controls and procedures are also ineffective in ensuring that material information relating to the Company is made known to the Chief Executive Officer and Chief Financial Officer by others within the Company.

     Our independent auditors have advised the Company that the above represents a reportable condition.

     The Company reported in its September 30, 2004 Form 10-Q that as a part of its evaluation of internal controls and procedures, it expected that Company personnel would have additional time to devote to financial reporting in the fourth quarter of 2004, that an employee was added to the Company's staff responsible for compliance with reporting obligations in November 2004, and that the Company expected that its disclosure controls and procedures would be fully effective during the fourth quarter of 2004 or soon thereafter. However, the additional staff and employee time was insufficient to provide the company with necessary resources to adequately address its internal controls and procedures. In addition, Company staff utilized additional time to adjust to the procedures of its new auditor.

     The Company, including its new Chief Executive Officer appointed on March 16, 2005, is continuing to evaluate its resources for addressing its financial reporting and making appropriate changes to provide sufficient resources and time to prepare and file periodic reports within the time periods specified in the SEC's rules and regulations and provide for reviews by management, the Audit Committee and the Board of Directors. Our Chief Executive Officer and Chief Financial Officer are, in connection with the evaluation, reviewing our personnel, resources and disclosure controls and procedures. The evaluation is intended to lead to changes that will ensure that our disclosure controls are effective at a reasonable assurance level. Specifically, the evaluation is aimed at ensuring that our disclosure controls are effective for gathering, analyzing and disclosing in a timely manner the information we are required to disclose in our reports filed under the Securities Exchange Act of 1934.

     There were no changes in the Company's internal controls over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. However, as noted above, the Company has taken, and is continuing to take, certain actions designed to enhance the Company's internal control over financial reporting and its disclosure controls and procedures.

                                    PART III


Item 10.   Directors and Executive Officers of the Registrant.


Name of Director (a)
or Officer (b)                  Age     Office Held and/or Principal Occupation       Term Expires
--------------------------      ---     ---------------------------------------       ------------

Dale S. Coenen  (a)             76      Chairman of the Board                           July 2005
  and  (b)                              since 1972.

Harry E. Figgie, Jr.  (a)       81      Director 2000-2003, Reappointed 2004.           July 2005

Robert J. Ruben  (a)            81      Secretary since 1967, Director since 2001.      July 2005

James O'Brien     (a)           51      Director since April 2004.                      July 2005

Richard A. Solon (a)            51      President-Trans-Industries, Inc.                July 2005
  and (b)                               since April 2004.

Kai R. Kosanke  (b)             54      Vice-President, Controller & Treasurer          July 2005
                                        since January, 1987.

Keith LaCombe (b)               45      Assistant Secretary since May 2002.             July 2005
                                        Assistant Treasurer since May 2002.

Robert Anderson (b)             45      Secretary since 2002.                           July 2005



     The Company's directors and executive committee's fees for 2004 were as follows: Dale S. Coenen, $0; Harry E. Figgie, Jr., $38,000.00; Richard Solon, $0; James O'Brien, $38,000.00 and Robert J. Ruben, $30,000.00.

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

     Other than as disclosed below, based solely on its review of the copies of such reports received by it and written representations of its executive officers and incumbent directors, the Company believes that during the year ended December 31, 2004, all filing requirements under Section 16 (a) applicable to its executive officers, directors and greater than ten percent beneficial owners were complied with in a timely manner. Due to administrative oversight, Form 4 filings on behalf of Harry E. Figgie, Jr., regarding the acquisition of the Series B-1 shares, and on behalf of Richard A. Solon, regarding his acquisition of 60,000 SAR's and options to purchase 100,000 shares of Common Stock, as well as a Form 3 for Richard A. Solon's at the time of his appointment as a director and executive officer of the Company, were inadvertently omitted. These filings are currently being processed and the Company anticipates that they will be filed promptly.


     The Board of Directors has determined that James O'Brien is the Audit Committee financial expert for the Company and he qualifies as an independent Director.

     The Sarbanes-Oxley Act and related rules adopted by the SEC require publicly traded companies to disclose whether they have adopted a code of ethics that applies to a company's principal executive officer, principal financial officer and principal accounting officer or controller, or persons performing similar functions. The rules also define what constitutes a code of ethics. The Company has adopted a code of ethics and will provide to any person without charge, upon request, a copy of its code of ethics. To receive a copy of the Company's code of ethics, requests should be sent to:

                         Trans-Industries, Inc
                         Attn: Chief Financial Officer
                         1780 Opdyke Court
                         Auburn Hills, MI. 48326

Item 11.   Executive Compensation.


Item 12.   Security Ownership of Certain Beneficial Owners and Management.

Item 13.   Certain Relationships and Related Transactions

Item 14.   Principal Account Fees and Services

     The information called for by Part III (Items 11, 12, 13 and 14, and additional information regarding Item 10), is incorporated by reference from the Registrant's definitive proxy statement in connection with its next Annual Meeting of Shareholders, which Proxy Statement will be filed pursuant to Regulation 14A. However, if such definitive proxy statement is not filed within 120 days after the end of the fiscal year covered by this Form 10-K, then the
Part III information will be filed as an amendment to this Form 10-K filed not later than the end of the 120-day period.

                                     PART IV



Item 15.   Exhibits and Financial Statement Schedules

     (a) Consolidated Financial Statements for Trans-Industries, Inc. and Subsidiaries for years ended December 31, 2004, 2003, and 2002 are filed under Part II, Item 8.

     (b) Exhibits:


        Exhibit 3 (a)   Restated Certificate of Incorporation, incorporated
                        herein by reference to the Company's Form 8-A filed
                        May 17, 1982.

        Exhibit 3(b) By-laws incorporated herein by reference to the Company's Form 10-K for the year ended
                        December 31, 2003, filed on April 14, 2004.

        Exhibit 13 Form 10-Q for quarter ended September 30, 2004, filed with the Securities and Exchange Commission on November 15, 2004 incorporated herein by reference.

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



                                                TRANS-INDUSTRIES, INC.

Date:      4/15/05                              /s/     Richard A. Solon
        --------------                          --------------------------------
                                                Richard A. Solon
                                                Chairman of the Board of
                                                Directors and Chief
                                                Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, which include the Chairman, the President, the Chief Financial Officer, the Assistant Treasurer, and a majority of the Board of Directors on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ Richard A. Solon                                         Chairman       4/15/05
------------------------------            and Chief Executive Officer
(Richard S. Solon)

/s/ Kai Kosanke                                       Vice-President,       4/15/05
------------------------------               Chief Financial Officer,
(Kai Kosanke)                         and Principal Financial Officer


/s/ Keith LaCombe                                 Assistant Treasurer       4/15/05
------------------------------       and Principal Accounting Officer
(Keith LaCombe)

/s/ Dale S. Coenen                                           Director       4/15/05
------------------------------
(Dale S. Coenen)

/s/ Harry E. Figgie Jr.                                      Director       4/15/05
------------------------------
(Harry E. Figgie Jr.)

/s/ Robert J. Ruben                                          Director       4/15/05
------------------------------
(Robert J. Ruben)

/s/ James O'Brien                                            Director       4/15/05
------------------------------
(James O'Brien)

/s/ Sean Mathis                                              Director       4/15/05
------------------------------
(Sean Mathis)

                               10-K EXHIBIT INDEX


EXHIBIT NO.             DESCRIPTION


Exhibit 3(a)    Restated Certificate of Incorporation, incorporated herein by reference to the Company's Form 8-A filed
                May 17, 1982.

Exhibit 3(b)    By-laws incorporated herein by reference to the Company's Form 10-K for the year ended December 31, 2003, filed on April 14, 2004.

Exhibit 13      Form 10-Q for quarter ended September 30, 2004, filed with the Securities and Exchange Commission on
                November 15, 2004 incorporated herein by reference.

Exhibit 21      List of Subsidiaries

Exhibit 31.1    Sarbanes-Oxley, Section 302 CEO certifications.
Exhibit 31.2    Sarbanes-Oxley, Section 302 CFO certifications.

Exhibit 32.1    Sarbanes-Oxley, Section 906 CEO certifications.
Exhibit 32.2    Sarbanes-Oxley, Section 906 CFO certifications.