Form 10-K/A
period 2004-12-31
TRANS INDUSTRIES INC
filed 2005-05-02
CIK 99102

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                                 AMENDMENT NO. 1

(MARK ONE)

[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934
         For the fiscal year ended December 31, 2004
                                       OR

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

                                                      NAME OF EACH EXCHANGE
             TITLE OF EACH CLASS                       ON WHICH REGISTERED
                Common Stock,                        NASDAQ SmallCap Market
          par value $.10 per share

           Securities registered pursuant to Section 12(g) of the Act

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     INDICATE BY CHECK MARK IF THE REGISTRANT IS AN ACCELERATED FILER (AS
DEFINED IN RULE 12B-2 OF THE ACT).  YES [ ]   NO [X]

     As of June 30, 2004, there were 3,139,737 shares of Common Stock outstanding and the aggregate market value of the Common Stock held by non-affiliates of the registrant (based upon the last sale price on the NASDAQ SmallCap Market) was $3,959,309.

                                EXPLANATORY NOTE

      On April 15, 2005, Trans-Industries, Inc. ("Trans-Industries" or the "Company"), filed with the Securities and Exchange Commission (the "SEC") its Annual Report on the Form 10-K for the year ending December 31, 2004. In accordance with General Instruction G to the Form 10-K, the information required by Items 10, 11, 12, 13 and 14 of Part III was not included in the body of the Form 10-K as filed, but was incorporated by reference to the Company's proxy statement. The Company is not in fact filing its proxy statement within the 120-day period required in order to incorporate by reference information from the proxy statement, and accordingly the Company is filing this Form 10-K/A ("Amendment No. 1") to amend the Form 10-K for the purpose of providing the information required by Items 10, 11, 12, 13 and 14 of Part III of Form 10-K. In addition, Item 9A of Part II is amended and restated in its entirety as set forth below. Unless otherwise expressly stated, this Amendment No. 1 does not reflect events occurring after the filing of the original Form 10-K, or modify or update in any way disclosures contained in the original Form 10-K, other than with regard to Item 9A as set forth below.

                                     PART II

ITEM 9A.  CONTROLS AND PROCEDURES.

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

         In particular, the Company has suffered from insufficient personnel resources. Additionally, the Company has struggled with complying with the increased reporting requirements that have resulted from the Sarbanes-Oxley Act and new National Association of Security Dealers, Inc. ("NASD") rules. Areas of the Company's internal controls and procedures that are insufficient include inventory quantity determination, inventory valuation, revenue recognition, warranty obligations, controls over fair value of equity securities, basic controls over the accuracy of general ledger information and controls over accounting for income taxes and required disclosure. Certain of these areas were recently brought to the our attention by the Company's auditors and we are currently assessing these areas. The Company's internal controls and procedures are also ineffective in ensuring that material information relating to the Company is made known to the our Chief Executive Officer and Chief Financial Officer by others within the Company.

         Specifically, our independent auditors have advised the Company that internal controls over the following aspects of the Company's accounting are insufficient or non-existent and represent reportable conditions that they believe to be material weaknesses: inventory quantity determination, inventory valuation, revenue recognition, warranty obligations, controls over fair value of equity securities, basic controls over the accuracy of general ledger information and controls over accounting for income taxes and required disclosure.

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

         The Company, including its new Chief Executive Officer appointed on March 16, 2005, is continuing to evaluate its resources for addressing its financial reporting and making appropriate changes to provide sufficient resources and time to prepare and file periodic reports within the time periods specified in Securities and Exchange Commission ("SEC") rules and regulations and provide for reviews by management, the Audit Committee and the Board of Directors. Our Chief Executive Officer and Chief Financial Officer are, in connection with the evaluation, reviewing our personnel, resources and disclosure controls and procedures. The evaluation is intended to lead to changes that will ensure that our disclosure controls are effective at a reasonable assurance level. Specifically, the evaluation is aimed at ensuring that our disclosure controls are effective for gathering, analyzing and disclosing in a timely manner the information we are required to disclose in our reports filed under the Securities Exchange Act of 1934.

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

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The persons named in the table below are all of the current directors and executive officers of the Company. The information concerning the nominees and their security holdings has been furnished to the Company by the nominees.

                                           PRINCIPAL OCCUPATION AND
                                             NAME OF ORGANIZATION                DIRECTOR AND/OR
      NAME AND AGE                            IN WHICH CARRIED ON                OFFICER SINCE
      ------------                            -------------------                -------------
Richard A. Solon (51)                   Chairman of the Board, Chief                   2004
                                        Executive Officer and President of
                                        the Company

Dale S. Coenen (76)                     Director, private investor, retired            1967
                                        as Chairman of the Board and
                                        Chief Executive Officer
                                        of the Company in March 2005

Harry E. Figgie, Jr. (81)               Director, private investor,                    2000
                                        Chairman of the Board,
                                        Clark-Reliance Corporation, a
                                        manufacturer of liquid flow
                                        meters and valves

Robert J. Ruben (81)                    Director, retired judge, arbitrator,           2001
                                        retired as Secretary
                                        Of the Company in June, 2001


James O'Brien (60)                      Director, Managing Director of                 2004
                                        Catapult Advisors, LLC, an
                                        investment advisory company

H. Sean Mathis (58)                     Director, President of Litchfield              2005
                                        Asset Holdings, an investment
                                        advisory company, and Managing
                                        Director of Miller, Mathis & Co.,
                                        LLC, a restructuring investment
                                        banking firm

                                           PRINCIPAL OCCUPATION AND
                                             NAME OF ORGANIZATION                DIRECTOR AND/OR
      NAME AND AGE                            IN WHICH CARRIED ON                OFFICER SINCE
      ------------                            -------------------                -------------

Kai Kosanke (54)                        Chief Financial Officer and Vice               1987
                                        President of the Company

Robert P. Anderson (45)                 Secretary of the Company and                   2002
                                        Practicing Attorney

Keith LaCombe (45)                      Assistant Treasurer                            2002
                                        Of the Company

         Each of the directors and executive officers has been engaged in the principal occupation set forth above for more than the past five years except for Mr. O'Brien, Mr. Solon and Mr. LaCombe. Mr. O'Brien, prior to being Managing Director for Catapult Advisors, LLC beginning in January 2003, was the owner of The Wellston Group, a consulting group from 1995 to December 2002; and Chief Operating Officer of Swingster Company, a manufacturer and distributor of corporate logo merchandise, from 1994 through 1995. Additionally, Mr. O'Brien serves on the Board of Directors of Young Innovations, Inc. and has done so since 1998. Young Innovations develops, manufactures, and markets supplies and equipment used to facilitate the practice of dentistry and to promote oral health. Mr. Solon, from 2000 to 2004 was president and CEO of Orion Bus Industries, a manufacturer of transit buses. Prior to his employment with Orion, Mr. Solon was president of Snorkel International, a manufacturer of aerial lift equipment. Mr. LaCombe in the year 2001 was controller for Hicks Construction Company; and was a staff accountant for Plante & Moran PLLC for the years 1999 to 2001.

MEETINGS OF THE BOARD OF DIRECTORS

         In addition to various informal conferences and meetings, the Board of Directors held six regular meetings during 2004. Mr. Dale S. Coenen and Mr. Robert Ruben attended all of such meetings. Mr. Harry E. Figgie Jr., Mr. Richard
A. Solon and Mr. James O'Brien did not attend the first meeting held in 2004 as they were not directors at that time. Of the remaining five meetings, Mr. Solon and Mr. O'Brien attended all such meetings and Mr. Figgie attended four of the meetings.

TERMS OF DIRECTORS

         Each of the directors was elected at the 2004 Annual Meeting of Stockholders until the next annual meeting and until their successors have been elected and qualified.

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

         In its annual review of director independence, the Board considers all commercial, banking, consulting, legal, accounting, charitable or other business relationships any director may have with the Company. As a result of its annual review in 2004, the Board determined that all of the directors were independent, with the exception of Messrs. Richard A. Solon and Dale S. Coenen because they were executive officers of the Company. Mr. Solon continues to be an executive officer, while Mr. Coenen, who retired as an executive officer in March 2005, cannot be considered an independent director under NASD rules because he was an executive officer in within the three past fiscal years. In making its independence determination with respect to Harry E. Figgie, Jr., the Board considered (i) Mr. Figgie's ownership of shares of Common Stock, (ii) certain arrangements pursuant to which Mr. Figgie or an affiliate of his may acquire additional shares of capital stock of the Company, and (iii) certain arrangements to which Mr. Figgie or an affiliate of his is a party that relate to voting of shares of capital stock of the Company that include provisions which provide Mr. Figgie or his affiliates with the right to elect one-half of the Board of Directors, control the selection of individuals for certain management positions and certain other rights that relate to voting of shares of capital stock of the Company and/or grant certain rights with respect to the Company to Mr. Figgie or an affiliate of his. See the disclosure in Item 13 of this Amendment for more information on Mr. Figgie's situation.

COMMITTEES OF THE BOARD OF DIRECTORS

         The Board of Directors has four standing committees: (i) an Audit Committee; (ii) a Compensation Committee (iii) a Nomination Committee and (iv) a Management Committee.

             The Audit Committee is currently composed of James O'Brien (Chairman), H. Sean Mathis, and Robert Ruben. The Board of Directors has determined that the Audit Committee will be comprised entirely of independent directors as defined under the NASDAQ listing standards and Section 10A(m)(3) of the Securities Exchanges Act of 1934, as amended. The Board of Directors has determined that James O'Brien is the audit committee financial expert for the Company, as defined by the SEC and he qualifies as an independent Director. The Board of Directors also certifies that Mr. O'Brien meets the requirements of a "financially sophisticated audit committee member" under the NASDAQ listing standards. The Audit Committee is charged with assisting the Board in its oversight of (i) the qualifications, independence and performance of the Company's independent accountants and the performance of the Company's internal auditors and internal audit function; (ii) the integrity of the Company's financial statements and the Company's financial reporting processes and systems of internal control; and (iii) the Company's compliance with legal and regulatory requirements. The Audit Committee provides an avenue of communications among management, the independent accountants, the internal auditors and the Board. In carrying out its responsibilities, the audit committee also meets with the independent auditors in executive session, without members of management present. The Audit Committee met five times during the 2004 fiscal year.

         The Compensation Committee is composed of Harry E. Figgie Jr. (Chairman), Robert Ruben and Jim O'Brien. The Compensation Committee is comprised entirely of independent directors. The Compensation Committee is charged with assisting the Board in; (i) developing and periodically reviewing compensation policies for the Company, including stock options, consistent with and linked to the Company's strategies; (ii) evaluating the performance of the Company's Chief Executive Officer ("CEO") and determining his compensation annually; (iii) recommending the compensation of the Company's other officers to the Board annually; (iv) reviewing management's recommendations on executive compensation policies and programs; (v) recommending to the Board the fees to be paid to outside directors; and (vi) reviewing benefit plan administration. The Compensation Committee met once during the 2004 fiscal year.

         The Nominating Committee is composed of Robert Ruben (Chairman), Jim O'Brien and Harry E. Figgie Jr. The Nominating Committee is composed entirely of independent directors. The Board of Directors has adopted a formal written charter for the Nominating Committee addressing the nominations process and other related matters. The Nominating Committee is charged with assisting the Board in (i) establishing criteria for Board membership; (ii) searching for and screening candidates to fill vacancies on the Board; (iii) recommending an appropriate slate of candidates for election each year; (iv) evaluating the performance of individual directors; (v) assessing the overall performance of the Board; (vi) considering issues regarding the composition and size of the Board; and (vii) monitoring a process to assess Board effectiveness. The Nominating Committee met once during the 2004 fiscal year.

         The Management Committee is composed of Dale S. Coenen, James O'Brien and Harry E. Figgie, Jr. Mr. Figgie has the right to appoint two of the three members of the Management Committee. The Management Committee meets bi-monthly during months the full Board of Directors does not meet. Company management consults with, and reports to, the Management Committee as requested by the Management Committee. Notwithstanding the foregoing, the ultimate decision making authority for the Company rests with Board of Directors.

COMMUNICATIONS WITH THE BOARD

         In order to provide the Company's stockholders and other interested parties a direct and open line of communication to the Board of Directors, we have adopted the following procedures for communications with the Board.

         Stockholders of the Company and other interested persons may communicate with the chairman of the Nominating Committee, Audit Committee or Compensation Committee or with the independent directors as a group by sending such communication by regular mail or overnight delivery service to: the Corporate Secretary, Trans-Industries, Inc., 1780 Opdyke Court, Auburn Hills, MI 48326. The mail should specify which of the foregoing is the intended recipient.

         All communications received in accordance with these procedures will be reviewed initially by Richard A. Solon or Kai Kosanke who will relay all such communications to the appropriate director or directors unless he determines that such communication:

     o Does not relate to the business or affairs of the Company or the functioning or constitution of the Board of Directors or any of its committees; or

     o Relates to routine or insignificant matters that do not warrant the attention of the Board of Directors.


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

         With the exception of the following, based solely on the information provided to the Company during or with respect to fiscal 2004 by persons required to file such reports, the Company believes that its officers, Directors and owners of 10% or more of the Common Stock have complied with all applicable
Section 16(a) filing requirements:

         Due to administrative oversight, Form 4 filings on behalf of Harry E. Figgie, Jr., regarding the acquisition of the Series B-1 shares, and on behalf of Richard A. Solon, regarding his acquisition of 60,000 SARs and options to purchase 100,000 shares of Common Stock, as well as Form 3 filings for Richard
A. Solon at the time of his appointment as a director and executive officer of the Company and for H. Sean Mathis at the time of his appointment as a director of the Company, were inadvertently omitted. These filings are currently being processed and the Company anticipates that they will be filed promptly.

CODE OF ETHICS

         The Sarbanes-Oxley Act and related rules adopted by the SEC require publicly traded companies to disclose whether they have adopted a code of ethics that applies to a company's principal executive officer, principal financial officer and principal accounting officer or controller, or persons performing similar functions. The rules also define what constitutes a code of ethics. The Company has adopted such a code of ethics. The Company will provide to any person without charge, upon request, a copy of its code of ethics. To receive a copy of the Company's code of ethics, requests should be sent to:

                               Trans-Industries, Inc.
                               Attn: Chief Financial Officer
                               1780 Opdyke Court
                               Auburn Hills, MI 48326

ITEM 11.  EXECUTIVE COMPENSATION.

         The following table sets forth information concerning the compensation for services in all capacities to the Company and its subsidiaries for the years ended December 31, 2004, 2003 and 2002 of those persons who were, at December 31, 2004, (i) the Chief Executive Officer and (ii) the next four most highly compensated executive officers of the Company and its subsidiaries (the "Named Officers").

                           SUMMARY COMPENSATION TABLE

                                                                                   LONG-TERM
                                                ANNUAL COMPENSATION               COMPENSATION
                                      ---------------------------------------        AWARDS
                                                                                  ------------
                                                                                   SECURITIES               ALL OTHER
NAME AND PRINCIPAL                              SALARY              BONUS          UNDERLYING             COMPENSATION
POSITION                              YEAR      ($) (3)           ($) (1) (3)    OPTIONS/SHARES            ($) (2) (3)
----------------                      -----    ---------         -----------     ---------------       -------------------
Dale S. Coenen (retired 3/18/05)      2004    $ 320,000         $     -0-               -                   $   -0-
Former Chairman of the Board          2003      320,000               -0-               -                       -0-
and Chief Executive Officer           2002      320,000               -0-               -                       -0-
Trans-Industries, Inc.

Richard A. Solon (5)                  2004      227,724               -0-          100,000(4)                   -0-
Chairman of the Board,                2003         -0-                -0-               -                       -0-
Chief Executive Officer               2002         -0-                -0-               -                       -0-
and President of
Trans-Industries, Inc.

Kai Kosanke                           2004      152,500               -0-               -                    2,288
Vice President of                     2003      150,417               -0-               -                    2,256
Trans-Industries, Inc.                2002      140,000               -0-               -                    2,111

Jack Stratford                        2004      128,570               -0-               -                       -0-
Sr. Vice President of                 2003      128,570               -0-               -                       -0-
Transmatic, Inc.                      2002      128,570               -0-               -                       -0-

Joseph Trimai                         2004      122,500               -0-               -                    1,838
Sr. Vice President of                 2003      120,417               -0-               -                    1,806
Transmatic, Inc.                      2002      110,000               -0-               -                    1,661

(1) The bonuses reported in the table are indicated for the year earned, not necessarily the year paid.

(2) "All Other Compensation" consists of discretionary contributions to the Company's Defined Contribution Plan and Company matching contributions to the 401(K) Plan.

(3) The incremental cost to the Company and its subsidiaries of providing incidental personal benefits to executive officers of the Company did not, for the 2004 fiscal year, exceed the lesser of $50,000 or 10% of the total of annual salary and bonus for any individual named in the Summary Compensation Table.

(4) Mr. Solon was granted 50,000 stock options and 30,000 stock appreciation rights ("SARs") on February 23, 2004 and an additional 50,000 stock options and 30,000 SARs on August 17, 2004. The options and SARs were granted in tandem and accordingly the exercise of one terminates the other.

(5) Mr. Solon was appointed as a Director and President of the Company on February 23, 2004. On March 18, 2005, in conjunction with Mr. Coenen's retirement, Mr. Solon was appointed Chief Executive Officer and Chairman of the Board.

                     OPTIONS/SAR GRANTS IN LAST FISCAL YEAR

         The following table summarizes options and SARs granted to Named Officers in the year ended December 31, 2004. No options or SARs were granted to Named Officers in the years ended December 31, 2003 or 2002.

                                              Individual Grants
                       -----------------------------------------------------------------

                                                   Percent of                              Potential realizable value
                                   Number of       total                                   at assumed annual rates of
                                   securities      option/SARs                              stock price appreciation
                                   underlying      granted to     Exercise                       for option term
                                   option/SARs     employees in   price per   Expiration
Name                   Year          granted       fiscal year      share        date          5% (1)         10% (1)
----                   ----          -------       -----------      -----        ----          ------         -------
Richard A.             2004          50,000 (2)         50%         $2.51     2-23-2014       $78,926         $200,013
Solon                  2004          50,000 (2)         50%         $1.76     8-17-2014       $55,343         $140,241
   President and
   Chief Executive
   Officer;
   Director


(1) The potential realizable value of the options, if any, granted in the year ended December 31, 2004 to the Named Executive Officers was calculated by multiplying those options by the excess of (a) the assumed market value, as of the expiration date of options for Common Stock if the market value of Common Stock were to increase 5% or 10% in each year of the option's 5 year or 10-year term, over (b) the exercise price shown. This calculation does not take into account any taxes or other expenses that might be owed. The 5% and 10% assumed appreciation rates are set forth in SEC rules and no representation is made that the Common Stock will appreciate at these rates or at all.

(2) Mr. Solon was granted 50,000 options to purchase shares of Common Stock and 30,000 SARs in tandem on each of February 23, 2004 and August 17, 2004. The exercise price of the options was set at the Common Stock's closing price on the grant date. Exercise of an option or SAR would result in the automatic termination of the corresponding option or SAR. Twenty percent of the options become exercisable on each anniversary thereof.

           COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         The Company has a Compensation Committee of the Board of Directors, consisting of, during 2004, James O'Brien, Harry E. Figgie Jr., and Robert Ruben, all independent directors. The Compensation Committee held one meeting during the 2004 fiscal year. It reviewed compensation levels for salaried personnel, approved recommended salary increases when merited, and compared Company compensation levels with positions of similar scope and responsibility with those among a peer group of companies. Harry E. Figgie, Jr. has engaged in or has the potential to engage in the transactions described in Item 13 of this Amendment.

                              DIRECTOR COMPENSATION

         Independent directors are paid $4,000 for each board meeting they attend and $2,000 for each committee meeting they attend. Directors who are also employees of the Company do not receive additional compensation for participating on the board. The independent directors earned the following fees in 2004: Harry E. Figgie Jr. $38,000, James O'Brien $38,000, Robert Ruben $30,000 and H. Sean Mathis $ 0.

                               PROFIT SHARING PLAN

         A Defined Contribution Plan was adopted by the Company in 1977, and is nondiscriminatory, portable, clifftype vesting, and completely Company financed for all full time employees of Trans-Industries, Inc. and its subsidiaries with one year or more of service who are not part of a collective bargaining unit. Contributions are established annually by action of the Board of Directors based on profits, cash flow, and other pertinent factors. For 2004, there was no contribution made to the Plan. Distribution of accounts is made upon termination of employment. Due to the variable circumstances surrounding the Company's decision to contribute to the Plan in any given year, the Company has determined that it is not feasible to project estimated annual benefits payable upon retirement at normal retirement age for each of the "Named Officers."

         Incorporated into the Defined Contribution Plan is a 401(K) feature, whereby the Company matches the employee's deferrals at a rate of 25%. The Company's contributions to the 401(K) plan amounted to $34,000 for 2004.




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

2004 COMPENSATION DECISIONS

Base Salary and Benefits. The base salaries and benefits provided to executive officers for 2004 were established by the Compensation Committee in accordance with the compensation philosophy discussed above. The Compensation Committee made no individual salary adjustments in 2004 with respect to the base salaries of the named officers due to operating losses incurred.

Bonuses. During 2004, the executive officers of the Company participated in individual bonus arrangements tied to various measures of the Company's performance. Under these arrangements, no executive officer received a cash bonus for 2004.

Stock Options. During 2004, the Company awarded 60,000 SARs and options to purchase 100,000 shares of the Company's Common Stock to Mr. Solon in connection with his hiring as an executive officer of the Company.

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

The Compensation Committee reviews Mr. Solon's salary and total compensation on an annual basis, taking into account the actual and expected performance of the Company and the industry. Mr. Solon joined the Company in February 2004 at a base salary of $275,000 per year. Mr. Solon does not own any of the Company's Common Stock. However, he did receive options to purchase 100,000 shares of Company stock in 2004 and 60,000 SARs. Mr. Solon's initial compensation was based on his prior compensation history and the Compensation Committee's understanding of compensation standards in the industry for businesses comparable to the Company.



         THE 2004 COMPENSATION COMMITTEE OF THE BOARD OF DIRECTORS

                                  Harry E. Figgie Jr. (Chairman)
                                  -------------------
                                  James O'Brien
                                  -------------------
                                  Robert Ruben
                                  -------------------

PERFORMANCE GRAPH

         The graph below compares the cumulative total stockholder return on the Company's Common Stock to the cumulative total return of a broad index of the NASDAQ Market Index and an index of non-financial stocks for the period December 31, 1999 through December 31, 2004.

                        FIVE YEAR CUMULATIVE TOTAL RETURN
           TRANS-INDUSTRIES, INC., NASDAQ MARKET INDEX (US COMPANIES)
                      AND NASDAQ NON-FINANCIAL STOCKS INDEX

                               [PERFOMANCE GRAPH]

                 Ending 12/31                   1999      2000      2001     2002    2003    2004
                 NASDAQ Index                   100        60        48       33      49      54
                 Non-Financial Index            100        58        45       29      45      48
                 Trans-Industries, Inc.         100        30        17       73      50      48

                   ASSUMES $100 INVESTED ON DECEMBER 31, 1999.
                 TOTAL RETURN ASSUMES REINVESTMENT OF DIVIDENDS.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

STOCK OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

         The following table sets forth information with respect to Common Stock owned on February 28, 2005, unless otherwise noted, by each person known by the Company to own beneficially more than 5% of the Company's outstanding Common Stock at such date, the number of shares owned by each such person and the percentage of the outstanding shares represented thereby. The table also lists beneficial ownership of Common Stock by each of the Company's directors, each executive officer named in the summary compensation table set forth in this Amendment, and all directors and executive officers as a group. Unless indicated otherwise, the address of each director and executive officer is 1780 Opdyke Court, Auburn Hills, MI 48326.

---------------------------------------------------------------------------------------
NAME AND ADDRESS OF             SHARES OF COMMON STOCK       PERCENTAGE OF COMMON STOCK
BENEFICIAL OWNER                BENEFICIALLY OWNED           OWNED AS OF FEBRUARY 28,
                                                             2005 (1)
---------------------------------------------------------------------------------------
Dale S. Coenen                     579,389                       13.7%
---------------------------------------------------------------------------------------
Duncan Miller                      495,938                       11.7%
---------------------------------------------------------------------------------------
Trans Industries Profit            340,694                        8.1%
Sharing Plan
---------------------------------------------------------------------------------------
Ronald C. Lamparter                249,700                        5.9%
7204 Sterling Ponds Court
Sterling Heights, MI
48312
---------------------------------------------------------------------------------------
Harry E. Figgie, Jr.             2,000,614 (2)                   44.5% (2)
---------------------------------------------------------------------------------------
Kai Kosanke                         34,392 (3)                    0.8% (3)
---------------------------------------------------------------------------------------
Joseph Trimai                       14,000 (4)                    0.3% (4)
---------------------------------------------------------------------------------------
Robert Ruben                        20,000                        0.5%
---------------------------------------------------------------------------------------
Jack Stratford                       5,000 (5)                    0.1% (5)
---------------------------------------------------------------------------------------
Richard Solon                       10,000 (6)                    0.2% (6)
---------------------------------------------------------------------------------------
James O'Brien                       20,000                        0.5%
---------------------------------------------------------------------------------------
H. Sean Mathis                          -0-                       N/A
---------------------------------------------------------------------------------------
All directors and                2,683,395 (7)                   59.1% (7)
executive officers as a
group (9 persons)
---------------------------------------------------------------------------------------


(1) The percentage calculations reflect total outstanding shares of Common Stock of 4,221,135, calculated by adding 3,139,737 outstanding shares, plus 581,397 shares on an converted basis from Series B Convertible Preferred Stock ("Series B Stock"), plus 500,001 shares on an as converted basis from Series B-1 Convertible Preferred Stock ("Series B-1 Stock").

(2) Includes 581,397 shares on an converted basis from Series B Stock, 500,001 shares on an as converted basis from Series B-1 Stock, plus 270,348 shares issuable under immediately exercisable Warrants, all held by Harry E. Figgie, Jr. trustee under the Trust Agreement dated July 15, 1976, as modified (the "Investor"). Also includes 495,938 shares that Clark-Reliance Corporation ("Clark-Reliance"), an affiliate of Mr. Figgie and the Investor, has the right to acquire within 60 days of February 28, 2005. See the disclosure in Item 13 of this Amendment for more information regarding Mr. Figgie's beneficial ownership

(3) Includes 20,000 shares of Common Stock which Mr. Kosanke has the right to acquire within 60 days of February 28, 2005 through the exercise of stock options.

(4) Includes 11,000 shares of Common Stock which Mr. Trimai has the right to acquire within 60 days of February 28, 2005 through the exercise of stock options.

(5) Includes 5,000 shares of Common Stock which Mr. Stratford has the right to acquire within 60 days of February 28, 2005 through the exercise of stock options.

(6) Includes 10,000 shares of Common Stock which Mr. Solon has the right to acquire within 60 days of February 28, 2005 through the exercise of stock options.

(7) Includes 812,286 shares of Common Stock which members of the group have the right to acquire within 60 days of September 30, 2004 through the exercise of stock options and other rights described above.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Other than as set forth below, the Company does not know of any transactions in which the amount involved exceeds $60,000 and in which any director, officer, or any security holder who is known to the Company to own of record or beneficially more than five percent of the Company's voting securities, or any immediate family member of any such persons had a material interest.

         On February 25, 2004, the Board of Directors of the Company, acting in the best interests of the Company and its stockholders, approved the Series B Convertible Preferred Stock and Warrant Purchase Agreement (the "Purchase Agreement") and other ancillary documents authorizing the Company to issue to the Investor up to $3,000,000 of Series B Stock, Series B-1 Convertible Preferred Stock and warrants ("Series B Warrants") to purchase up to 145,348 shares of Common Stock of the Company. The Purchase Agreement was entered into on March 4, 2004 (the "Effective Date").

         Pursuant to the Purchase Agreement, the Investor received approximately 193,799 shares of Series B Stock and Series B Warrants to purchase 145,348 shares of the Company's Common Stock at the closing on March 4, 2004. The Purchase Price of $1,500,000 was paid to the Company in consideration for the shares of Series B Stock and Series B Warrants. Each share of Series B Stock, purchased at $7.74 a share, may be converted at any time into three (3) fully paid non-assessable shares of Common Stock of the Company. The holders of the Series B Stock will vote as a separate class and are entitled to elect three (3) of the Company's six (6) directors.

         In connection with the issuance of Series B Stock and related Series B-1 Warrants described above, on the Effective Date, the Company entered into certain ancillary agreements, described below, that provided the Investor and Clark-Reliance with the opportunity to make additional equity acquisitions. As part of these ancillary agreements, the Company granted an option ("Option") to the Investor to purchase between 55,556 and 166,667 shares of Series B-1 Stock and related common stock warrants ("Series B-1 Warrants" and together with Series B-Warrants, "Warrants") for $9 per preferred share and warrant unit.

         While the Investor had indicated a willingness to provide new capital required by the Company's lender in the summer of 2004, the Investor was unable to exercise the Option until approved by the Company's stockholders pursuant to NASD Marketplace Rule 4350(i)(1)(B) that requires companies listed on the NASDAQ SmallCap Market to obtain stockholder approval for transactions that could result in a change in control. Therefore, on August 18, 2004, the Option documentation was amended and the Investor loaned the Company $1,500,000 in exchange for a convertible preferred note ("Note"). The principal and interest due under the Note were convertible into a number of shares of Series B-1 Stock calculated at a price of $9 per share and the Series B-1 Warrants.

         The exercise price for the Series B-1 Warrants is $3 per share. The Option and the Note were approved by the Company's stockholders at its annual meeting on January 19, 2005. Immediately after approval by the stockholders of the Company, the Note automatically converted into 166,667 Series B-1 Shares (calculated at a price of $9.00 per share) that were issued to the Investor and the Company also issued to the Investor the Series B-1 Warrants. Each Series B-1 Share is convertible into three shares of Common Stock. In addition, the shares of Series B-1 Stock have conversion, redemption, and voting rights identical to those of the shares of Series B Stock.

         Pursuant to the Investor Rights Agreement entered into in connection with the Series B stock transaction, the Company is required to offer the Investor a right of first refusal to purchase all underlying securities prior to a stock issuance ("Right of First Offer"). The Company is also required to not undertake certain actions without the approval of the majority of Series B and Series B-1 stockholders. These actions include the (1) authorization of any additional class or series of stock that has a senior position to the Series B and Series B-1 Stock; (2) increase in the amount of the authorized Series B and Series B-1 stock; (3) consenting to any liquidation, dissolution or winding up of the Company; and (4) merging with or into another entity.

         Under the terms of the Rights of First Refusal Agreement, entered into as of the Effective Date, as amended, Dale Coenen ("Coenen") is required to provide notice to the Investors prior to transferring or otherwise disposing of certain shares of capital stock of the Company. Upon receipt of such notification, the Investors would have an opportunity to purchase some or all of the securities offered thereby.

         Under the terms of the Voting Agreement, dated as of the Effective Date, the Coenen and Duncan Miller ("Miller") have agreed to vote all beneficially owned securities of the Company in the following manner: (1) to ensure that the size of the Board is set and shall remain at six directors; (2) in favor of the Investor's designees for the Board of Directors and other various management positions.

         In addition, under the terms of the Share Purchase Agreement (the "Clark-Reliance Agreement") dated December 10, 2003, Clark-Reliance is obligated to purchase 495,938 shares of Common Stock from the Company. The purchase under the Clark-Reliance Agreement has not yet been consummated.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

         On May 18 2004, our Audit Committee was advised by the Company's former independent auditors, Grant Thornton LLP ("Grant Thornton") that they declined to stand for reelection as the Company's independent auditors. On July 15, 2004 the Company announced that the Audit Committee appointed Plante & Moran, PLLC as its independent auditors, replacing Grant Thornton.

         Grant Thornton's reports on the Company's consolidated financial statements for each of the years ended December 31, 2003 and 2002 contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles except that the 2003 Audit Report expressed substantial doubt about the Company's ability to continue as a going concern.

         During the years ended December 31, 2003 and 2002 and through the effective date of cessation of the client-auditor relationship between the Company and Grant Thornton, there were no disagreements with Grant Thornton on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures which, if not resolved to Grant Thornton's satisfaction, would have caused it to make reference to the subject matter of the disagreements in connection with its report on our consolidated financial statements for such years.

         Grant Thornton, based in Southfield, Michigan, had acted as the Company's independent certified public accountants since 1994. Representatives of Grant Thornton and Plante are expected to be present at the meeting and will have an opportunity to make statements if they so desire. They are also expected to be available to respond to appropriate questions.

         All auditing and permissible non-audit services provided by the Company's independent auditor are pre-approved by the Audit Committee in accordance with the Audit Committee charter. No fees were billed to the Company for the fiscal years ended December 31, 2002 and 2003 by Plante. The following table sets forth the aggregate fees billed to the Company for the fiscal year ended December 31, 2004 and 2003 by Plante and Grant Thornton:

                                                                    2004                     2003
                                                                    ----                     ----

         Audit Fees                                           $    83,000                $  77,030
         Audit Related Fees                                        20,640                   17,600
         Tax Fees                                                     -                     32,300
         All Other Fees                                             1,570                    1,942
                                                              ------------               ----------
                                                              $   105,210                $ 128,872
                                                              ============               ==========

         The amounts shown above include out-of-pocket expenses incurred by the independent accountants in connection with the provision of such services. The amount shown for "Audit Fees" includes fees relating to quarterly reviews of unaudited financial statements, and the amounts shown for "Audit Related Fees" includes fees relating to audits of medical and deferred compensation plans. The amount shown for "All Other Fees" represents fees paid for tax strategy and planning services. All auditing and permissible non-audit services provided by the Company's independent auditor are pre-approved by the Audit Committee. The Audit Committee of the Board of Directors determined that Plante's provision of the services generating "All Other Fees" is compatible with maintaining Plante's independence.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   TRANS-INDUSTRIES, INC.




Date:  May 2, 2005                 By: /s/ RICHARD A. SOLON
       ----------------                    -----------------------------------
                                           Richard A. Solon
                                           Chairman and Chief Executive Officer


              Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, which include the Chairman, the President, the Chief Financial Officer, the Assistant Treasurer, and a majority of the Board of Directors on behalf of the Registrant and in the capacities and on the dates indicated:

/s/     Richard A. Solon                                                              Chairman,       5/2/2005
---------------------------------                                    Chief Executive Officer and      --------
(Richard A. Solon)                                                   President

/s/     Kai Kosanke                                                                Vice-President,    5/2/2005
---------------------------------                                    Chief Financial Officer and      --------
(Kai Kosanke)                                                        Principal Financial Officer

/s/     Keith LaCombe                                                     Assistant Treasurer         5/2/2005
---------------------------------                              and Principal Accounting Officer       --------
(Keith LaCombe)


/s/     Dale S. Coenen                                                                  Director      5/2/2005
---------------------------------                                                                     --------
(Dale S. Coenen)


/s/    Robert J. Ruben                                                                  Director      5/2/2005
---------------------------------                                                                     --------
(Robert J. Ruben)


/s/     James O'Brien                                                                   Director      5/2/2005
---------------------------------                                                                     --------
(James O'Brien)

EXHIBIT INDEX

EXHIBIT NO.       DESCRIPTION

Exhibit 31.1      Sarbanes-Oxley, Section 302 CEO certification.

Exhibit 31.2      Sarbanes-Oxley, Section 302 CFO certification.

Exhibit 32.1      Sarbanes-Oxley, Section 906 CEO certification.

Exhibit 32.2      Sarbanes-Oxley, Section 906 CFO certification.