Form 10-Q
period 2005-03-31
TRANS INDUSTRIES INC
filed 2005-05-16
CIK 99102

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

      For Quarter Ended March 31, 2005            Commission File Number 0-4539

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

The number of shares outstanding of registrant's Common stock, par value $.10 per share, at March 31, 2005 was 3,139,737.

                 TRANS-INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

                FORM 10-Q - FOR THE QUARTER ENDED MARCH 31, 2005

                                      INDEX

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

        A.    Consolidated Statements of Operations ---
                Three months ended March 31, 2005 and 2004.

        B. Consolidated Statements of Comprehensive Income/(Loss) Three months ended March 31, 2005 and 2004.

        C.    Consolidated Balance Sheets ---
                March 31, 2005 and December 31, 2004

        D.    Consolidated Statements of Cash Flows ---
                Three months ended March 31, 2005 and 2004

        E.    Notes to Consolidated Financial Statements.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 3. QUANTITIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Item 4. CONTROLS AND PROCEDURES

PART II. OTHER INFORMATION

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

                     TRANS-INDUSTRIES, INC. AND SUBSIDIARIES

A.              CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

                      QUARTER ENDED MARCH 31, 2005 AND 2004

                                                                        3/31/05            3/31/04
                                                                      ----------        -----------
1.   Gross sales less discounts, returns and allowances               $5,269,183        $ 7,534,929
2.   Cost of goods sold                                                4,175,441          5,605,874
                                                                      ----------        -----------
3.   Gross profit                                                      1,093,742          1,929,055
4.   Selling, general and administrative exp.                          1,869,752          1,965,333
5.   Restructuring costs (note 8)                                              -             75,601
                                                                      ----------        -----------
6.   Operating income/ (loss)                                           (776,010)          (111,879)
7.   Other (income)/ expense
         Interest expense                                                120,824            162,508
         Other (income)/expense                                          (19,990)            (6,931)
                                                                      ----------        -----------
         Total other expense                                             100,834            155,577
                                                                      ----------        -----------
8.   Earnings/(loss) before income taxes                                (876,844)          (267,456)
9.   Income tax expense/(benefit)                                              -                  -
10.  Net earnings/(loss)                                                (876,844)          (267,456)
11.  Preferred Stock Dividend                                             33,716                  -
                                                                      ----------        -----------
12.  Net loss applicable common shareholders                          $ (910,560)       $  (267,456)
                                                                      ==========        ===========
13.  Earnings/(loss) per share (Note 6):
         Basic                                                        $     (.29)       $      (.09)
         Diluted                                                      $     (.29)       $      (.09)
                                                                      ==========        ===========

See Notes to Financial Statements

                     TRANS-INDUSTRIES, INC. AND SUBSIDIARIES

B.     CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS) (Unaudited)

                   THREE MONTHS ENDED MARCH 31, 2005 AND 2004

                                          2005         2004
                                       ---------     ---------
Net earnings/(loss)                    $(910,560)    $(267,456)

Other comprehensive loss:
   Equity adjustment from foreign
      currency translation.                 (667)            -
                                       ---------     ---------
Comprehensive earnings/(loss)          $(911,227)    $(267,456)
                                       =========     =========

See Notes to Financial Statements

                     TRANS-INDUSTRIES, INC. AND SUBSIDIARIES
C.                         CONSOLIDATED BALANCE SHEETS

                                                    03/31/05          12/31/04
                                                  (Unaudited)        (Audited)
                                                  ------------      ------------
ASSETS

Current Assets
     Cash                                         $     14,143      $     20,438
     Accounts receivable                             4,839,721         5,620,741
     Inventories (Note 2)                            5,417,962         6,015,202
     Prepaid expenses                                  436,234           406,033
                                                  ------------      ------------

     Total current assets                           10,708,060        12,062,414

Property, Plant & Equipment, at Cost

     Land                                               49,973            49,973
     Buildings                                       2,123,171         2,050,251
     Machinery & equipment                          10,832,453        10,932,246
                                                  ------------      ------------
                                                    13,005,597        13,032,470

     Less: accumulated
           depreciation                            (11,120,406)      (10,992,355)
                                                  ------------      ------------
     Net plant and equipment                         1,885,191         2,040,115

     Other Assets

     Patents, licenses & trademarks,
     net of accumulated amortization                    79,526            81,275

     Net real estate held for sale                   1,069,511         1,087,691

     Other Assets                                      412,505           457,505
                                                  ------------      ------------

Total assets                                      $ 14,154,793      $ 15,729,000

                                                  ============      ============

LIABILITIES AND STOCKHOLDERS EQUITY

                                                    03/31/05          12/31/04
                                                  (Unaudited)        (Audited)
                                                  ------------      ------------
Current Liabilities

Notes Payable (Note 5)                            $  4,054,625      $  4,350,368
Current installments
    - Long term debt (Note 5)                        1,866,666         1,916,667
Accounts payable - trade                             3,102,595         3,225,804
Accrued liabilities                                  1,904,437         2,038,879
                                                  ------------      ------------

Total current liabilities                           10,928,323        11,531,718

Long term debt, less
Convertible promissory
    note payable                                             -         1,500,000
    Other non-current liabilities                      175,415           235,000

Stockholders Equity
Preferred stock, Series A, of $1 par value
per share, 100,000 authorized, 19,000
issued and outstanding.                                 19,000            19,000
Preferred stock, Series B, of $1 par value
Per share, 215,000 authorized, 193,799
issued and outstanding.                                193,799           193,799
Preferred stock, Series B-1, of $1 par value
per share - authorized 185,000 shares;
166,667 shares issued and outstanding.                 166,667                 -
Common stock of $.10 par value per share,
10,000,000 authorized, 3,139,737 issued
    and outstanding.                                   313,974           313,974
Common stock warrants, 270,385
    outstanding.                                       422,000           195,000
Additional paid-in-capital                           8,170,616         6,847,283
Accumulated deficit                                 (6,329,937)       (5,202,377)
Foreign currency translation                            94,936            95,603
                                                  ------------      ------------
                                                     3,051,055         2,462,282
                                                  ------------      ------------

Total liabilities and stockholders' equity        $ 14,154,793      $ 15,729,000

                                                  ============      ============

See Notes to Financial Statements.

                             TRANS-INDUSTRIES, INC.
D.                    Consolidated Statements of Cash Flows
               For the Three Months Ended March 31, 2005 and 2004

                                                          2005              2004
                                                          ----              ----
                                                       (Unaudited)      (Unaudited)
                                                       -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings/(loss)                                    $  (876,844)     $  (267,456)
Adjustments to reconcile net earnings/(loss)
To net cash provided by operations:
     Depreciation/amortization                             185,685          217,454
     Decrease (increase) in accts. receivable              781,020        1,369,438
     Decrease (increase) in inventory                      597,240          (43,871)
     Decrease (increase) in prepaid exp.                   (30,201)        (100,579)
     Increase (decrease) in accts. payable                (123,209)        (336,260)
     Increase (decrease) in accr. liabilities.            (134,442)        (104,477)
     (Gain) loss on sale of property and equipment          (7,475)            (912)
     Other                                                  46,749            1,132
                                                       -----------      -----------
     Net cash provided (used) by operations                438,523          734,469

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchase of fixed assets                              (12,581)        (159,183)
     Proceeds from sale of property & equip.                 7,475              912
                                                       -----------      -----------
     Net cash provided (used) by investing                  (5,106)        (158,271)

CASH FLOWS FROM FINANCING ACTIVITIES
     Payment of long term debt                             (59,585)               -
     Net repayment of term borrowings                      (54,030)        (481,013)
     Net proceeds (payment) of credit line                (291,714)      (1,533,951)
     Proceeds from issuance of preferred stock                   -        1,283,001
     Preferred stock dividends                             (33,716)               -
                                                       -----------      -----------
Net cash provided (used) by financing                     (439,045)        (731,963)

Foreign currency translation                                  (667)               -
                                                       -----------      -----------

Net increase (decrease) in cash                             (6,295)        (155,765)
Cash at beginning of year                                   20,438          166,488
                                                       -----------      -----------
Cash at end of quarter                                 $    14,143      $    10,723
                                                       ===========      ===========
Supplemental Disclosures:
     Interest paid                                     $   123,829      $   141,073
     Income taxes paid                                 $         -      $         -

See Notes to Financial Statements

                     TRANS-INDUSTRIES, INC. AND SUBSIDIARIES
E.                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

   The financial information presented as of any date other than December 31, 2004 has been prepared from the Company's books and records without audit. Financial information as of December 31, 2004 has been derived from the audited financial statements of the Company. In the opinion of management, all adjustments consisting of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods indicated, have been included. For further information regarding the Company's accounting policies, refer to the consolidated financial statements and related notes included in the Company's annual report on the Form 10-K for the year ended December 31, 2004.

2  Inventories

   The major components of inventories are:

                   03/31/05    12/31/04
                 -----------  -----------
Raw Materials    $ 2,663,719  $ 2,719,367
Work in Process      865,360    1,343,767
Finished Goods     1,888,883    1,952,068
                 -----------  -----------

                 $ 5,417,962  $ 6,015,202
                 ===========  ===========

   Inventories are stated net of reserves, which are recorded as a cost of sales expense when set up. At March 31, 2005 and December 31, 2004, reserves were $2,126,000 and $2,128,000 respectively.

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

                     TRANS-INDUSTRIES, INC. AND SUBSIDIARIES
E.                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. Note Payable and Long-Term Debt

The Company has a secured line of credit facility with Huntington National Bank collateralized by substantially all assets of the Company. The facility allows the Company to borrow up to $6,000,000. The facility bears interest at the bank's prime lending rate plus 1.75% (effective rate of 7.5% at March 31, 2005). Interest is payable monthly.

Long-term debt consisted of the following:

                                                                                    3/31/05      12/31/04
                                                                                  -----------  -----------
Term note, payable in monthly installments of $16,667, including interest at the bank's prime lending rate plus 1.75% (effective rate of 7.5% at March 31, 2005)
with a balloon payment of $1,000,000 on July 31, 2009.  The note is secured by
substantially all the assets of the Company.                                      $ 1,866,666    1,916,667

Subordinated Convertible Note (See note 9).                                                 -    1,500,000

Other long term commitments                                                           175,415      235,000
                                                                                  -----------  -----------

Total                                                                               2,042,081    3,651,667

Less current maturities                                                             1,866,666    1,916,667
                                                                                  -----------  -----------

Long term portion                                                                 $   175,415  $ 1,735,000
                                                                                  ===========  ===========

The aggregate maturities of long-term debt by year are as follows:

2005                                      $ 1,866,666
2006                                                -
2007                                                -
2008                                                -
2009                                                -
                                          -----------

                                          $ 1,866,666
                                          ===========

                     TRANS-INDUSTRIES, INC. AND SUBSIDIARIES
E.                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. Note Payable and Long-Term Debt (continued)

The credit facility with Huntington National Bank includes a mortgage on its real estate for $2,000,000. The mortgage is a five year note, amortized over ten years with monthly payments of $16,667.67 and a final balloon payment of $1,000,000 due at maturity. Interest on the mortgage is at 1.75% (effective rate of 7.5% at March 31, 2005) over the banks prime lending rate. Additionally, the credit facility includes a $6,000,000 line of credit secured by all of the Company's assets. The credit line is a three-year facility with an interest rate of 1.25% (effective rate of 7.0% at March 31, 2005) over the bank's prime lending rate and is payable monthly. The Company, at March 31, 2005, had utilized $4,054,625 of its credit line with Huntington National Bank. The Company is in violation of certain provisions in its credit agreement with Huntington, including covenants relating to tangible net worth, a debt leverage ratio, and a minimum fixed charge ratio. The Company is not seeking waivers from Huntington for non-compliance with these provisions.

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

6. Earnings (Loss) Per Share

For the three months ended March 31, 2005, and the three months ended March 31, 2004 all options outstanding have been excluded from the computation of diluted earnings (loss) per share as the effect would be anti-dilutive.

                     TRANS-INDUSTRIES, INC. AND SUBSIDIARIES
E.                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. Segment Information

   The Company operates in one market segment, the transportation industry, with products directed towards customers in the mass transit, highway, airline and rental car segments. Financial information summarized by geographic area is as follows:

                         03/31/05                    03/31/04
                ------------------------    ------------------------
                               LONG-                       LONG-
                               LIVED                       LIVED
                 REVENUES      ASSETS        REVENUES      ASSETS
                -----------  -----------    -----------  -----------
United States   $ 3,699,154  $ 3,446,733    $ 5,415,936  $ 4,097,768
United Kingdom       14,058          -0-         39,275          -0-
Canada            1,459,085          -0-      2,034,639          -0-
Other                96,886          -0-         45,079          -0-
                -----------  -----------    -----------  -----------

Total           $ 5,269,183  $ 3,446,733    $ 7,534,929  $ 4,097,768
                ===========  ===========    ===========  ===========

Revenue by Product Line is as follows:

PRODUCT LINE                 3/31/2005    3/31/2004
--------------------------  -----------  -----------
Lighting Products           $ 2,487,978  $ 4,223,080
Digital Display Products      1,395,877    2,290,976
Mechanical Display Product      434,435      407,340
Dust Abatement Equipment        838,103      489,899
Other                           112,790      123,634
                            -----------  -----------
                            $ 5,269,183  $ 7,534,929
                            ===========  ===========

8. Restructuring Costs

   The Company is continuing its restructuring program initiated in 2003 aimed at addressing profitability. Restructuring costs for the first quarter of 2004 amounted to $75,601 of consulting fees.

9. Preferred Stock

   During June 2001, the Company issued 19,000 shares of 8.25% cumulative preferred stock (Series A) with a par value of $1 to the Trans-Industries, Inc. Employees 401(k) and Profit Sharing Plan for $1,900,000. Dividends in arrears at March 31, 2005 totaled $599,086 or $31.53 per preferred share.

   On March 4, 2004, the Company completed the sale of 193,799 shares of Series B Convertible Preferred Stock ("Series B Stock") and 145,384.84 warrants to purchase

                     TRANS-INDUSTRIES, INC. AND SUBSIDIARIES
E.                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. Preferred Stock (continued)

   common stock for $1,500,000 to the Harry E. Figgie, Jr. Trust (the "Trust"), a trust controlled by a member of the Company's Board of Directors. Issuance costs were $217,000. The warrants have an exercise price of $3 per share. The warrants have been allocated a value of $195,000, which is the estimated fair value of the warrants on the date of the sale as determined by the Black-Scholes pricing model. The proceeds allocated to the Series B Stock are $1,305,000. The Series B Stock contains a beneficial conversion feature of $78,721 attributable to the difference between the ascribed value of the preferred stock and the market value of the underlying number of common shares into which the Series B Stock may be converted. The value assigned to the beneficial conversion feature is amortized from the date of issuance to the earliest conversion date and is treated as a dividend. Because the Series B Stock is convertible at any time after issuance, the entire beneficial conversion feature was charged directly to retained earnings. Following is a summary of the Series B Stock features.

   Dividends

   The holder of Series B Stock is entitled to receive cumulative quarterly dividends at a rate per annum of $0.387 per share, commencing on April 1, 2004. The Company at its option, in no more than eight of the first twelve full quarters, may elect to pay the accruing dividends in additional shares of Series B Stock at $7.74 per share or in cash.

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

   Liquidation

   In the event of any liquidation, dissolution or winding up of the Company, either voluntary or involuntary, the holder of each share of Series B Stock is entitled to receive, prior to and in preference to any distributions to the holders of common stock, an amount equal to the stated value of $7.74 per share, plus unpaid, accrued and accumulated dividends.

                    TRANS-INDUSTRIES, INC. AND SUBSIDIARIES
E.                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. Preferred Stock (continued)

Voting rights

The holder of Series B Stock has the right to vote with other stockholders of the Company on an as-converted basis.

Issuance of Subordinated Convertible Note

In connection with the initial closing of the sale of Series B Stock and related warrants described above, the Company granted an option to the Harry E. Figgie, Jr. Trust to purchase between 55,556 and 166,667 shares of Series B-1 Convertible Preferred Stock ("Series B-1 Stock") and related warrants for $9 per share, including warrants. The option required approval by the Company's stockholders pursuant to certain National Association of Securities Dealers, Inc. ("NASD") rules providing for qualitative listing requirements applicable to securities traded on the NASDAQ National Market and NASDAQ SmallCap Market. The Company received stockholder approval at the Company's January 19, 2005 annual meeting.

Huntington National Bank required an additional capital infusion as a condition to the closing of the refinancing completed in August 2004. While the Harry E. Figgie, Jr. Trust indicated willingness to provide the new capital, exercise of the option discussed above was not possible until approval by the Company's stockholders pursuant to NASD rules. Therefore, the Trust loaned the Company $1,500,000 in exchange for a subordinated convertible note. Interest on the subordinated note was at Huntington National Bank's prime lending rate plus 1.75% (effective rate of 7.00% at December 31, 2004). The principal and accrued interest due under the note was convertible into a number of shares of Series B-1 Stock calculated at a price of $9 per share and a number of warrants to purchase shares of B-1 Stock equal to 25% of the number of shares of common stock that the shares of Series B-1 Stock are convertible into. The holder of shares of Series B-1 Stock is entitled to receive quarterly dividends at a rate per annum of $0.45 per share. In addition, the shares of Series B-1 Stock have conversion, redemption, and voting rights identical to those of the shares of Series B Stock.

On January 19, 2005, the convertible promissory note holder converted the note and received 166,667 shares of Series B-1 Stock and warrants to purchase 125,000 shares of common stock. The warrants have an exercise price of $3.00 per share. The warrants have been allocated a value of $227,000, which is the estimated fair value of the warrants on the date of the sale as determined by the Black-Scholes pricing model. The preferred stock contains a beneficial conversion feature of $217,000 attributable to the difference between the ascribed value of the preferred stock and the market value of the underlying number of common shares into which the preferred stock may be converted. The value assigned to the beneficial conversion feature is amortized from the date of issuance to the earliest conversion date and is treated as a dividend. Because the preferred stock is convertible at any time after issuance, the entire beneficial conversion feature was charged directly to retained earnings. Following is a summary of the Series B-1 Stock features.

                    TRANS-INDUSTRIES, INC. AND SUBSIDIARIES
E.                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Preferred Stock (continued)

Dividends

The holder is entitled to receive cumulative quarterly dividends at a rate per annum of $0.45 per share, commencing on April 1, 2005. The Company, at its option and in no more than eight of the first twelve full quarters, may elect to pay these dividends in the form of additional shares of Series B-1 Stock at a stated amount of $9.00 per share, or in cash.

Conversion

At the holder's option, each share of Series B-1 Stock is convertible into three shares of the Company's common stock. At any time after February 27, 2007 and on the business day immediately following the period of 30 consecutive business days on which trades occur during which the market price of the Company's common stock equals or exceeds $5.16 per share, each share of Series B-1 Stock will automatically be converted into three shares of common stock.

Redemption

At any time after February 27, 2007, the Company may, at its option, redeem all outstanding shares of Series B-1 Stock by paying cash equal to the stated value of $9.00 per share, plus all declared and accumulated but unpaid dividends.

Liquidation

In the event of any liquidation, dissolution or winding up of the Company, either voluntary or involuntary, the holder of each share of Series B-1 Stock is entitled to receive, prior to and in preference to any distributions to the holders of common stock, an amount equal to the stated value of $9.00 per share, plus declared and accumulated but unpaid dividends.

Voting rights

The holder of Series B-1 Stock has the right to vote with other stockholders of the Company on an as-converted basis.

10. Stock Based Compensation

At March 31, the Company has a stock-based employee compensation plan, which is described more fully in Notes B & I in the Company's Annual Report Form 10-K. The Company accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price greater than or equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on

                  TRANS-INDUSTRIES, INC. AND SUBSIDIARIES
E.               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. Stock Based Compensation (continued)

net earnings (loss) and earnings (loss) per share if the company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

                                                          Three Months Ended March 31,
                                                          ----------------------------
                                                             2005              2004
                                                          -----------      -----------
Net earnings (loss), as reported                          $  (910,560)     $  (267,456)

Deduct: Total stock-based employee compensation
expense determined  under fair value based method for
all awards, net of tax                                        (15,093)         (15,733)
                                                          -----------      -----------

Pro forma net earnings (loss)                             $  (925,653)     $  (283,189)
                                                          ===========      ===========

Earnings (loss) per share:
    Basic-as reported                                     $      (.29)     $      (.09)
    Basic-pro forma                                       $      (.29)     $      (.09)

    Diluted-as reported                                   $      (.29)     $      (.09)
    Diluted-pro forma                                     $      (.29)     $      (.09)

In December 2004, the FASB issued a revision of FAS 123, "Share-Based Payment" (FAS 123R). FAS 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. The cost to be recognized will be measured based on the fair value of the equity or liability instruments issued. The scope of FAS 123R includes a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. FAS 123R replaces FAS 123, "Accounting for Stock-Based Compensation," and supersedes APB Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees." As originally issued in 1995, FAS 123 established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that statement permitted entities the option of continuing to apply the guidance of APB 25 as long as the footnotes to the financial statements disclosed what net income would have been had the preferable fair-value-based method been used. At that time, we determined to continue to apply the guidance of APB 25 and make the required disclosures in our financial statement footnotes. Accordingly, we will be required to change our method of accounting for stock compensation costs. We will be required to adopt FAS 123R as of January 1, 2006. FAS 123R applies only to those awards granted or which become vested after the required effective date. We expect that the adoption of FAS 123R in the first quarter of 2006 will have no material effect on our results of operations, financial condition or cash flows.

                    TRANS-INDUSTRIES, INC. AND SUBSIDIARIES
Item 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

                    For The Three Months Ended March 31, 2005

Forward-Looking Statements

This discussion highlights significant factors influencing the financial condition and results of operations of Trans-Industries, Inc. It should be read in conjunction with the financial statements and related notes. This discussion includes certain forward-looking statements based on management's estimate of trends and economic factors in the markets in which the Company is active, as well as the Company's business plans. We have used words such as "may", "will", "expect", "anticipate", "believe", "estimate", "plan", "intend", and similar expressions in this report to identify forward-looking statements. In light of recent securities law developments, including the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company notes that such forward-looking statements are subject to risks and uncertainties. Accordingly, the Company's actual results may differ from these set forth in such statements. Among these are significant changes in economic conditions and regulatory or legislative changes that can affect the Company, its competitors, or the markets in which it is active. The Company believes any forward-looking statements it has made are based on current management expectations and they are subject to risks and uncertainties. These risks and uncertainties include, but are not limited to the following:

      - Uncertainties discussed in "Management's Discussion and Analysis" and those set forth elsewhere in this report and the Company's other SEC filings;

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

      - The inability to attract or retain management, sales or engineering talent.

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

                     TRANS-INDUSTRIES, INC. AND SUBSIDIARIES
Item 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

                    For The Three Months Ended March 31, 2005

Results of Operations

Sales for the first quarter of 2005 were $5,269,183 compared with $7,534,929 for the same period a year ago. This decrease of $2,265,746 was primarily due to decreased sales of the Company's lighting products and its digital display products. Sales for lighting products and digital display products were down for the first quarter of 2005 by approximately $1,735,000 and $895,000 respectively, compared to the first quarter of 2004. Sales of dust abatement equipment recorded a moderate increase of $348,000 for the first quarter of 2005 compared to the same quarter of 2004. The reduction in lighting products revenues is a result of reduced transit bus production, lower demand for the Company's modular parcel racks, and market acceptance of a competitor's product. Reduced sales of digital display products were primarily attributable to reduced sales of overhead highway signs. Cost of sales for the first quarter of 2005 was $4,175,441 compared with $5,605,874 for the first quarter of 2004. This reduction of $1,430,433 is the result of lower sales for the 2005 period.

For the first quarter of 2005, the Company posted a loss of $910,560, or $.29 per share, compared to a loss of $267,456, or $.09 per share, for the same period of 2004. This increased loss amounted to $643,104 and was primarily the result of decreased sales. For the first quarter of 2005, the Company's general and administrative costs totaled $1,869,752, a slight decrease from the first quarter of 2004.

Interest

Interest expense amounted to approximately $121,000 and $163,000 for the first quarters of 2005 and 2004, respectively. This decrease of $42,000 was primarily the result of lower debt levels in 2005, and lower interest rates.

Liquidity and Capital Resources

As of March 31, 2005, the Company was in violation of certain provisions in its credit agreement with Huntington National Bank, including covenant requirements relating to tangible net worth, leverage ratio, and minimum fixed charge ratio and, as a result, all debt obligations to Huntington are callable at March 31, 2005. The Company has not sought waiver of these covenant violations from Huntington and the lender could elect to declare a default, rendering all amounts outstanding immediately due and payable and terminating all commitments to extend further credit. In the event of a declaration of default, if the Company is unable to repay outstanding amounts the lender could proceed against the collateral securing the indebtedness.

                     TRANS-INDUSTRIES, INC. AND SUBSIDIARIES
Item 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

                    For The Three Months Ended March 31, 2005

Liquidity and Capital Resources (continued)

If Huntington declares a default or otherwise accelerates the payment of the Company's obligations, there is no assurance that the Company's assets or cash flow would be sufficient to repay the amounts due. As a result of these circumstances, the Company has reflected all obligations to Huntington as current liabilities, although the lender has not accelerated or demanded payment. The Company continues to have frequent discussions with Huntington. The relationship is cooperative, cordial and professional. The Company and Huntington are currently discussing options, including additional equity infusion, to alleviate the credit facility issues. The Company expects Huntington to continue to extend the Company credit during this period of resolving the credit issues.

In connection with the issuance of Series B Stock and related warrants, the Company granted an option to purchase between 55,556 and 166,667 shares of Series B-1 Stock and related common stock warrants for $9 per preferred share and warrant unit. This option grant was approved on January 19, 2005 by the Company's stockholders pursuant to certain NASD rules providing for qualitative listing requirements applicable to securities traded on the NASDAQ National Market and NASDAQ SmallCap Market.

Immediately after approval by the stockholders of the Company, the note was automatically converted into 166,667 shares of Series B-1 Stock (calculated at a price of $9.00 per share) that were issued to the Investor; and the Company also issued a warrant to purchase 125,000 shares of Common Stock at a price of $3.00 per share to the Investor. Each outstanding share of Series B-1 Stock is convertible into three shares of Common Stock. In addition, the shares of Series B-1 Stock have conversion, redemption, and voting rights identical to those of the shares of Series B Stock

For 2005, anticipated working capital requirements are expected to be met from the cash flow from operations and the sale of one or more of the Company's manufacturing facilities. At December 31, 2004, there were no material commitments for capital expenditures for the ensuing year beyond the Company's normal tooling and line maintenance requirements.

                     TRANS-INDUSTRIES, INC. AND SUBSIDIARIES

Item 3.         QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET
                RISK

We are exposed to the impact of interest rate changes and, to a lesser extent, foreign currency fluctuations. We have not entered into interest rate transactions for speculative purposes or otherwise. Our foreign currency exposures were immaterial as of March 31, 2005. Our primary interest rate risk exposure has resulted from floating rate debt related to our revolving loan facility and would be immaterial to our results from operations if rates were to increase 1% from March 31, 2005 rates. We currently do not hedge our exposure to floating interest rate risk.

Item 4.         CONTROLS AND PROCEDURES

(a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.

Our Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of March 31, 2005, that the Company's disclosure controls and procedures were not effective during the quarter-ended March 31, 2005.

This determination was made because of our Chief Executive Officer and Chief Financial Officer's belief that the Company's resources have been insufficient to address its financial reporting requirements in a timely fashion during recent periods. The Company has had to extend the filing deadlines for it's fiscal year 2004 Form 10-K, its fiscal year 2003 Form 10-K, its September 30, 2003 Form 10-Q and three of its fiscal year 2004 Form 10-Qs because it lacked the resources to address the financial reporting related to significant and complex business transactions.

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

                     TRANS-INDUSTRIES, INC. AND SUBSIDIARIES

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

The Company, including its new Chief Executive Officer appointed on March 16, 2005, is continuing to evaluate its resources for addressing its financial reporting and making appropriate changes to provide sufficient resources and time to prepare and file periodic reports within the time periods specified in the SEC's rules and regulations and provide for reviews by management, the Audit Committee and the Board of Directors. Our Chief Executive Officer and Chief Financial Officer are, in connection with the evaluation, reviewing our personnel, resources and disclosure controls and procedures. The evaluation is intended to lead to changes that will ensure that our disclosure controls are effective at a reasonable assurance level. Specifically, the evaluation is aimed at ensuring that our disclosure controls are effective for gathering, analyzing and disclosing in a timely manner the information we are required to disclose in our reports filed under the Securities Exchange Act of 1934. In addition, the Company was able to timely file this Form 10-Q and expects to timely file future periodic reports.

(b) CHANGES IN INTERNAL CONTROLS

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

Item 6 EXHIBITS

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

                                                    TRANS-INDUSTRIES, INC.

Date: May 16, 2005                                  /s/ Kai Kosanke
                                                    --------------------------
                                                    Kai Kosanke, Treasurer
                                                    Chief Financial Officer and
                                                    Principal Financial Officer

Date: May 16, 2005                                  /s/ Keith LaCombe
                                                    --------------------------
                                                    Keith LaCombe
                                                    Assistant Treasurer

                       EXHIBIT INDEX

Exhibit No.                        Description
-----------       ----------------------------------------------
Exhibit 31.1      Sarbanes-Oxley, Section 302 CEO certification.

Exhibit 31.2      Sarbanes-Oxley, Section 302 CFO certification.

Exhibit 32.1      Sarbanes-Oxley, Section 906 CEO certification.

Exhibit 32.2      Sarbanes-Oxley, Section 906 CFO certification.