Form 10-Q
period 2005-06-30
TRANS INDUSTRIES INC
filed 2005-08-15
CIK 99102

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended June 30, 2005                    Commission File Number 0-4539

                             TRANS-INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)

             Delaware                                    13-2598139
 (State or other jurisdiction of            (I.R.S. Employer Identification No.)
  incorporation or organization)

1780 Opdyke Ct. Auburn Hills, MI                            48326
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

The number of shares outstanding of registrant's Common Stock, par value $.10 per share, at June 30, 2005 was 5,190,155.

                 TRANS-INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

                 FORM 10-Q - FOR THE QUARTER ENDED JUNE 30, 2005

                                      INDEX

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

        A. Consolidated Statements of Operations ---
              Three months ended June 30, 2005 and 2004.
              Six months ended June 30, 2005 and 2004.

        B. Consolidated Statements of Comprehensive
              Income/(Loss) Six months ended June 30, 2005 and 2004.

        C. Consolidated Balance Sheets ---
              June 30, 2005 and December 31, 2004

        D. Consolidated Statements of Cash Flows ---
              Six months ended June 30, 2005 and 2004.

        E. Notes to Consolidated Financial Statements.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

Item 3. QUANTITIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Item 4. CONTROLS AND PROCEDURES

PART II. OTHER INFORMATION

Item 6. EXHIBITS

                     TRANS-INDUSTRIES, INC. AND SUBSIDIARIES
              A. CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

                                                             For 3 Months Ended:         For 6 Months Ended:
                                                          -------------------------   -------------------------
                                                            6/30/05       6/30/04       6/30/05       6/30/04
                                                          -----------   -----------   -----------   -----------
 1 Gross sales less discounts, returns and allowances     $ 5,775,667   $ 7,697,537   $11,044,850   $15,232,466
 2 Cost of goods sold (note 2)                              4,291,018     7,988,935     8,466,459    13,594,809
                                                          -----------   -----------   -----------   -----------
 3 Gross profit                                             1,484,649      (291,398)    2,578,391     1,637,657
 4 Selling, general and administrative expense              1,782,273     2,141,985     3,652,025     4,107,318
 5 Restructuring costs (note 8)                                    --        53,397            --       128,998
                                                          -----------   -----------   -----------   -----------
 6 Operating income (loss)                                   (297,624)   (2,486,780)   (1,073,634)   (2,598,659)
 7 Other (income) expense
      Interest expense                                        119,746       161,068       240,570       323,576
      Other income                                            (18,070)       (4,280)      (38,060)      (11,211)
                                                          -----------   -----------   -----------   -----------
      Total other (income) expense                            101,676       156,788       202,510       312,365
                                                          -----------   -----------   -----------   -----------
 8 Earnings (loss) before income taxes                       (399,300)   (2,643,568)   (1,276,144)   (2,911,024)
 9 Income tax expense (benefit)                                    --            --            --            --
                                                          -----------   -----------   -----------   -----------
10 Net earnings (loss)                                       (399,300)   (2,643,568)   (1,276,144)   (2,911,024)
11 Preferred dividend                                        (674,745)      (24,792)     (708,461)      (24,792)
                                                          -----------   -----------   -----------   -----------
12 Net earnings (loss) available to common shareholders   $(1,074,045)  $(2,668,360)  $(1,984,605)  $(2,935,816)
                                                          ===========   ===========   ===========   ===========
13 Earnings (loss) per share: (note 6)
      Basic                                               $     (0.32)  $     (0.85)  $     (0.60)  $     (0.94)
      Diluted                                             $     (0.32)  $     (0.85)  $     (0.60)  $     (0.94)
                                                          ===========   ===========   ===========   ===========

See Notes to Financial Statements

                     TRANS-INDUSTRIES, INC. AND SUBSIDIARIES

B.    CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME / (LOSS) (Unaudited)

                     SIX MONTHS ENDED JUNE 30, 2005 AND 2004

                                        2005          2004
                                    -----------   -----------
Net earnings/(loss)                 $(1,276,144)  $(2,911,024)
Other comprehensive loss:
   Equity adjustment from foreign
      currency translation               (2,100)       (5,145)
                                    -----------   -----------
Comprehensive earnings/(loss)       $(1,278,244)  $(2,916,169)
                                    ===========   ===========

See Notes to Financial Statements

                     TRANS-INDUSTRIES, INC. AND SUBSIDIARIES
C.                         CONSOLIDATED BALANCE SHEETS

                                                                               (Unaudited)     (Audited)
                                                                                 6/30/05       12/31/04
                                                                               -----------   ------------
                                   ASSETS

Current Assets
   Cash                                                                        $    45,296   $     20,438
   Accounts receivable                                                           4,674,217      5,620,741
   Inventories ( Note 2)                                                         5,494,012      6,015,202
   Prepaid expenses                                                                445,508        406,033
                                                                               -----------   ------------
   Total current assets                                                         10,659,033     12,062,414

Property, Plant & Equipment, at Cost
   Land                                                                             49,973         49,973
   Buildings                                                                     2,123,171      2,050,251
   Machinery & equipment                                                         7,703,497     10,932,246
                                                                               -----------   ------------
                                                                                 9,876,641     13,032,470
   Less: accumulated depreciation                                               (8,327,792)   (10,992,355)
                                                                               -----------   ------------
   Net plant and equipment                                                       1,548,849      2,040,115

Other Assets
   Patents, licenses & trademarks,
      net of accumulated amortization                                               77,777         81,275
   Net real estate & assets held for sale                                        1,233,583      1,087,691
   Other assets                                                                    367,505        457,505

Total assets                                                                   $13,886,747   $ 15,729,000
                                                                               ===========   ============

                     LIABILITIES AND STOCKHOLDERS EQUITY

Current Liabilities
Notes payable (Note 5)                                                         $ 4,781,020   $  4,350,368
Current Installments
   -Long term debt (Note 5)                                                      1,816,667      1,916,667
Accounts payable - trade                                                         2,799,124      3,225,804
Accrued liabilities                                                              1,698,635      2,038,879
                                                                               -----------   ------------
Total current liabilities                                                       11,095,446     11,531,718

Long term debt, less current installments
Promissory note payable                                                                 --      1,500,000
Other non-current liabilities                                                      178,415        235,000

Stockholders Equity
Preferred stock, Series A, of $1 par value per share,
   100,000 authorized, 19,000 issued and outstanding 12/31/04,
   9,766 issued and outstanding 6/30/05                                              9,766         19,000
Preferred stock, Series B, of $1 par value per share, 215,000 authorized,
   193,799 issued and outstanding                                                  193,799        193,799
Preferred stock, Series B-1, of $1 par value per share, 185,000 authorized,
   166,667 issued and outstanding                                                  166,667             --
Common stock of $.10 par value per share, 10,000,000 authorized, 3,139,737
   issued and outstanding 12/31/04, 5,190,155 issued and outstanding 6/30/05       519,016        313,974
Common stock warrants, 270,385 outstanding                                         422,000        195,000
Additional paid-in capital                                                       8,612,117      6,847,283
Accumulated deficit                                                             (7,403,982)    (5,202,377)
Foreign currency translation                                                        93,503         95,603
                                                                               -----------   ------------
                                                                                 2,612,886      2,462,282

Total liabilities and stockholders equity                                      $13,886,747   $ 15,729,000
                                                                               ===========   ============

See Notes to Financial Statements

                             TRANS-INDUSTRIES, INC.
D. Consolidated Statements of Cash Flows (Unaudited) For the Six Months Ended June 30, 2005 and 2004

                                                       2005          2004
                                                   -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings/(loss)                                $(1,276,144)  $(2,911,024)
Adjustments to reconcile net earnings/(loss)
To net cash provided by operations:
   Depreciation/Amortization                           455,247       434,567
   Decrease (increase) in accounts receivable          946,524     1,284,026
   Decrease (increase) in inventory                    521,190       402,211
   Inventory write down                                     --     2,300,000
   Decrease (increase) in prepaid expenses             (39,475)      (81,804)
   Increase (decrease) in accounts payable            (426,680)     (154,693)
   Increase (decrease) in accrued liabilities         (340,244)     (890,463)
   (Gain) loss on sale of property & equipment          (8,828)       (4,770)
   Other                                                 3,498        26,998
                                                   -----------   -----------
Net Cash Provided (Used) by Operations                (164,912)      405,048

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of fixed assets                            (26,320)     (157,761)
   Proceeds from sale of property and equipment         15,275         4,770
                                                   -----------   -----------
Net Cash Provided (Used) by Investing                  (11,045)     (152,991)

CASH FLOWS FROM FINANCING ACTIVITIES
   Payment of long term debt                           (56,585)           --
   Net repayment of term borrowings                   (104,029)     (714,906)
   Net proceeds (payment) of credit line               434,681      (971,930)
   Proceeds from issuance of common stock            1,560,709
   Proceeds from issuance of preferred stock                --     1,283,000
   Payment of called preferred stock                  (923,400)
   Preferred stock dividends                          (708,461)           --
                                                   -----------   -----------
Net Cash Provided (Used) by Financing                  202,915      (403,836)

Effect of foreign currency exchange rate changes        (2,100)       (5,145)
                                                   -----------   -----------
Net decrease (increase) in cash                         24,858      (156,924)
Cash at beginning of year                               20,438       166,488
                                                   -----------   -----------
Cash at end of quarter                             $    45,296   $     9,564
                                                   ===========   ===========

Supplemental Disclosures:
   Interest paid                                   $   198,324   $   265,026
   Income taxes paid                               $        --   $        --

See Notes to Financial Statements

E.                   TRANS-INDUSTRIES, INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Basis of Presentation

     The financial information presented as of any date other than December 31, 2004 has been prepared from the Company's books and records without audit. Financial information as of December 31, 2004 has been derived from the audited financial statements of the Company. In the opinion of management, all adjustments consisting of normal recurring adjustments necessary for a fair presentation of the financial information for the periods indicated have been included. For further information regarding the Company's accounting policies, refer to the consolidated financial statements and related notes included in the Company's annual report on Form 10-K for the year ended December 31, 2004.

2.   Inventories

     The major components of inventories are:

                    6/30/05     12/31/04
                  ----------   ----------
Raw Materials     $2,866,106   $2,719,367
Work in Process      778,589    1,343,767
Finished Goods     1,849,317    1,952,068
                  ----------   ----------
                  $5,494,012   $6,015,202
                  ==========   ==========

     Inventories are stated net of reserves, which are recorded as a cost of sales expense when set up. At 6/30/05 and 12/31/04 reserves were $2,307,904 and $2,128,000 respectfully.

3.   Principles of Consolidation

     There have been no significant changes in the principles of consolidation since the most recent audited financial statements.

4.   Significant Accounting Policies

     There have been no significant changes in accounting policies since the most recent audited financial statements.

E.                   TRANS-INDUSTRIES, INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.   Note Payable and Long-Term Debt :

     Long-term debt consisted of the following:

                                                                     6/30/05     12/31/04
                                                                   ----------   ----------
Term note, payable in monthly installments of $16,667, including interest at the bank's prime lending rate plus 1.75%
   (effective rate of 8.0% at June 30, 2005) with a balloon
   payment of $1,000,000 on July 31, 2009. The note is secured
   by substantially all the assets of the Company.                 $1,816,667    1,916,667
Subordinated Convertible Note (See note 9)                                 --    1,500,000
Other long term commitments                                           178,415      235,000
                                                                   ----------   ----------
Total                                                               1,995,082    3,651,667
Less current maturities                                             1,816,667    1,916,667
                                                                   ----------   ----------
Long term portion                                                  $  178,415   $1,735,000
                                                                   ==========   ==========

     The aggregate maturities of long-term debt by year are as follows:

2005         $1,816,667
2006                 --
2007                 --
2008                 --
2009                 --
Thereafter      178,415
             ----------
             $1,995,082
             ==========

     The credit facility with Huntington National Bank includes a mortgage on its real estate for $2,000,000. The mortgage is a five year note, amortized over ten years with monthly payments of $16,667.67 and a final balloon payment of $1,000,000 due at maturity. Interest on the mortgage is at 1.75% (effective rate of 8.0% at June 30, 2005) over the banks prime lending rate. Additionally, the credit facility includes a $6,000,000 line of credit secured by all of the Company's assets. The credit line is a three-year facility with an interest rate of 1.25% (effective rate of 7.5% at June 30, 2005) over the bank's prime lending rate and is payable monthly. The Company, at June 30, 2005, had utilized $4,781,020 of its credit line with Huntington National Bank. The Company is in violation of certain provisions in its credit agreement with Huntington, including covenants relating to tangible net worth, a debt leverage ratio, and a minimum fixed charge ratio. The Company is not seeking waivers from Huntington for non-compliance with these provisions.

     The Company's failure to obtain waivers for non-compliance with the credit agreement could result in a default and the lender could elect to declare all amounts outstanding to be immediately due and payable and terminate all commitments to extend further credit. If the Company is unable to repay those amounts, the lender could proceed against all collateral that secures the indebtedness. If the lender under the current or future indebtedness accelerates the payment of the indebtedness, the Company cannot assure that its assets or

E.                   TRANS-INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.   Note Payable and Long-Term Debt (continued)

     cash flow would be sufficient to repay in full its outstanding indebtedness. As a result of these circumstances, the Company reflected all of its existing lender debt as current, though the lender has not accelerated term debt maturity or demanded payment.

6.   Earnings (Loss) Per Share

     For the three and six months ended June 30, 2005, and the three and six months ended June 30, 2004, all outstanding options and shares of convertible preferred stock have been excluded from the computation of diluted earnings (loss) per share as the effect would be anti-dilutive.

7.   Segment Information

     The Company operates in one market segment, the transportation industry, with products directed towards customers in the mass transit, highway, airline and rental car segments. Financial information summarized by geographic area is as follows:

                          6/30/05                    6/30/04
                 ------------------------   ------------------------
                                  LONG-                      LONG-
                                  LIVED                      LIVED
                   REVENUES      ASSETS       REVENUES      ASSETS
                 -----------   ----------   -----------   ----------
United States    $ 7,717,964   $3,227,714   $13,383,232   $3,636,368
United Kingdom        10,698          -0-        40,445          -0-
Canada             3,308,181          -0-     1,754,689          -0-
Other                  8,007          -0-        54,100          -0-
                 -----------   ----------   -----------   ----------
Total            $11,044,850   $3,227,714   $15,232,466   $3,636,368
                 ===========   ==========   ===========   ==========

     Revenue by Product Line is as follows:

       PRODUCT LINE           6/30/2005     6/30/2004
--------------------------   -----------   -----------
Lighting Products            $ 5,432,349   $ 7,911,804
Digital Display Products       2,760,396     4,905,849
Mechanical Display Product       897,927       809,042
Dust Abatement Equipment       1,824,109     1,379,704
Other                            130,069       226,067
                             -----------   -----------
Total                        $11,044,850   $15,232,466
                             ===========   ===========

E.                    TRANS-INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.   Restructuring Costs

     The Company is continuing its restructuring program initiated in 2003 aimed at addressing profitability. Restructuring costs for the second quarter of 2004 and first six months of 2004 amounted to $75,601 and $128,998 respectively. These costs were for consulting fees. There have been no restructuring costs incurred in 2005.

9.   Preferred Stock:

     During June 2001, the Company issued 19,000 shares of 8.25% cumulative preferred stock (Series A) with a par value of $1 to the Trans-Industries, Inc. Employees 401(k) and Profit Sharing Plan for $1,900,000. In June 2005, the Company closed three private sales of its common stock. Total proceeds amounted to $1,560,709 from the sale of 2,050,418 shares of common stock. The Company used $637,000 of these proceeds to pay all dividends in arrears on the Series A preferred stock and $923,400 to retire 9,234 shares of the Series A preferred stock.

     On March 4, 2004, the Company completed the sale of 193,799 shares of Series B Convertible Preferred Stock ("Series B Stock") and 145,384.84 warrants to purchase common stock for $1,500,000 to the Harry E. Figgie, Jr. Trust (the "Trust"), a trust controlled by a member of the Company's Board of Directors. Issuance costs were $217,000. The warrants have an exercise price of $3 per share. The warrants were allocated a value of $195,000, the estimated fair value of the warrants on the date of the sale as determined by the Black-Scholes pricing model. The proceeds allocated to the Series B Stock were $1,305,000. The Series B Stock contains a beneficial conversion feature of $78,721 attributable to the difference between the ascribed value of the preferred stock and the market value of the underlying number of common shares into which the Series B Stock may be converted. The value assigned to the beneficial conversion feature is amortized from the date of issuance to the earliest conversion date and is treated as a dividend. Because the Series B Stock is convertible at any time after issuance, the entire beneficial conversion feature was charged directly to retained earnings. Following is a summary of the Series B Stock features.

     Dividends:

     The holder is entitled to receive cumulative quarterly dividends at a rate per annum of $0.387 per share, commencing on April 1, 2004. The Company at its option, in no more than eight of the first twelve full quarters, may elect to pay the accruing dividends in additional shares of Series B Stock at $7.74 per share, or in cash.

     Conversion:

     At the holder's option, each share of Series B Stock is convertible into three shares of the Company's common stock. At any time after February 27, 2007 and on the business day immediately following the period of 30 consecutive business days on which trades occur

E.                   TRANS-INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.   Sale of Series B Preferred Stock (continued)

     during which the market price of the Company's common stock equals or exceeds $5.16 per share, each share of Series B Stock will automatically be converted into three shares of common stock

     Redemption:

     At any time after February 27, 2007, the Company may, at its option, redeem all, but not less than all of the holder's unconverted shares of Series B Stock by paying cash equal to the stated value, $7.74 per share, plus all declared or accumulated but unpaid dividends.

     Liquidation:

     In the event of any liquidation, dissolution or winding up of the Company, either voluntary or involuntary, the holder of each share of Series B Convertible Preferred Stock is entitled to receive, prior to and in preference to any distributions to the holders of common stock, an amount equal to the stated value of $7.74 per share, plus unpaid, accrued and accumulated dividends.

     Voting rights:

     The holder has the right to vote with other stockholders of the Company on an as-converted basis.

     Issuance of Subordinated Convertible Note:

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

9.   Sale of Series B Preferred Stock (continued)

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

9.   Sale of Series B Preferred Stock (continued)

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

10.  Stock Based Compensation

     At June 30, 2005, the Company has a stock-based employee compensation plan, which is described more fully in Notes B & I in the Company's Annual Report. The Company accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price greater than or equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net earnings (loss) and earnings (loss) per share if the company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

                                                        Three Months Ended June 30,
                                                        ---------------------------
                                                             2005          2004
                                                         -----------   -----------
Net earnings (loss), available to common stockholders    $(1,074,045)  $(2,668,360)

Deduct: Total stock-based employee compensation
   expense determined  under fair value
   based method for all awards, net of tax                   (15,093)      (15,733)
                                                         -----------   -----------
Pro forma net earnings (loss) available to
   Common stockholders                                   $(1,089,138)  $(2,684,093)
                                                         ===========   ===========
Earnings (loss) per share:
   Basic-as reported                                     $      (.32)  $      (.85)
   Basic-pro forma                                       $      (.33)  $      (.85)

   Diluted-as reported                                   $      (.32)  $      (.85)
   Diluted-pro forma                                     $      (.33)  $      (.85)

E.                   TRANS-INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.  Stock Based Compensation (continued)

                                                        Six Months Ended June 30,
                                                        -------------------------
                                                            2005          2004
                                                        -----------   -----------
Net earnings (loss), available to common stockholders   $(1,984,605)  $(2,935,816)

Deduct: Total stock-based employee compensation
   expense determined under fair value
   based method for all awards, net of tax                  (30,186)      (31,466)
                                                        -----------   -----------
Pro forma net earnings (loss) available to
   Common stockholders                                  $(2,014,791)  $(2,967,282)
                                                        ===========   ===========
Earnings (loss) per share:
   Basic-as reported                                    $      (.60)  $      (.94)
   Basic-pro forma                                      $      (.61)  $      (.95)

   Diluted-as reported                                  $      (.60)  $      (.94)
   Diluted-pro forma                                    $      (.61)  $      (.95)

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

                For The Three And Six Months Ended June 30, 2005

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

                     TRANS-INDUSTRIES, INC. AND SUBSIDIARIES

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                For The Three And Six Months Ended June 30, 2005

Results of Operations:

Sales for the second quarter of 2005 were $5,775,667 compared with $7,697,537 for the same period a year ago. This decrease of $1,921,870 was primarily due to decreased sales of the Company's lighting products and its digital display products. Sales for lighting products and digital display products were down for the second quarter of 2005 by approximately $744,000 and $1,233,000 respectively, compared to the second quarter of 2004. Sales of dust abatement equipment recorded a moderate increase of $96,000 for the second quarter of 2005 compared to the same quarter of 2004. The reduction in lighting products revenues is a result of reduced transit bus production, lower demand for the Company's modular parcel racks, and market acceptance of a competitor's product. Reduced sales of digital display products were primarily attributable to reduced sales of overhead highway signs. These same factors resulted in a decrease in sales of $4,187,616 or 27.5%, to $11,044,850 for the six months ended June 30, 2005 from $15,232,466 for the six month period ended June 30, 2004. Cost of sales for the second quarter of 2005 was $4,291,018 compared with $7,988,935 for the second quarter of 2004. Cost of sales for the six months ending 2005 was $8,466,459 compared to $13,594,809 for the same six month period of 2004. These reductions are primarily the result of lower sales for the 2005 period. Furthermore, in the second quarter of 2004, the Company established an inventory reserve in the amount of $2.3 million. This was recorded as a component of cost of sales during the second quarter of 2004.

For the second quarter of 2005, the Company posted a loss of $1,074,045 or $.32 per share, compared to a loss of $2,668,360, or $.85 per share, for the same period of 2004. Included in the loss for the second quarter of 2005, is a dividend payment of $675,000 on its Series A and Series B Preferred Stock. Approximately $560,000 of the payment was for dividends in arrears. Included in the loss for the second quarter of 2004, is the establishment of an inventory reserve in the amount of $2.3 million. Losses for the first six months of 2005, inclusive of dividend payments mentioned above, totaled $1,984,605 or $.60 per share compared to losses of $2,935,816 or $.94 per share for the same period of 2004. For the second quarter of 2005, the Company's general and administrative costs totaled $1,782,273, a 17% decrease from the second quarter of 2004 when costs totaled $2,141,985. This decrease of $359,712 is primarily attributable to staff reductions.

Interest

Interest expense amounted to approximately $120,000 and $161,000 for the second quarters of 2005 and 2004, respectively. This decrease of $41,000 was primarily the result of lower debt levels in 2005.

Liquidity and Capital Resources

As of June 30, 2005, the Company was in violation of certain provisions in its credit agreement with Huntington National Bank, including covenant requirements relating to tangible net worth,

                     TRANS-INDUSTRIES, INC. AND SUBSIDIARIES

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                For The Three And Six Months Ended June 30, 2005

Liquidity and Capital Resources (continued)

leverage ratio, and minimum fixed charge ratio and, as a result, all debt obligations to Huntington were callable at June 30, 2005, and currently remain callable. The Company has not sought waiver of these covenant violations from Huntington and the lender could elect to declare a default at any time, rendering all amounts outstanding immediately due and payable and terminating all commitments to extend further credit. In the event of a declaration of default, if the Company is unable to repay outstanding amounts, the lender could proceed against the collateral securing the indebtedness. If Huntington declares a default or otherwise accelerates the payment of the Company's obligations, there is no assurance that the Company's assets or cash flow would be sufficient to repay the amounts due. As a result of these circumstances, the Company has reflected all obligations to Huntington as current liabilities, although the lender has not accelerated or demanded payment. The Company continues to have frequent discussions with Huntington. The relationship is cooperative, cordial and professional. The Company and Huntington are currently discussing options, including additional equity infusion, to alleviate the credit facility issues. The Company expects Huntington to continue to extend the Company credit until the credit agreement issues discussed above are resolved.

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

In June 2005, the Company closed three private sales of its common stock. Total proceeds amounted to $1,560,709 from the sale of 2,050,418 shares of common stock. Specifically, on June 24, 2005, the Company closed a previously disclosed private placement pursuant to which 1,061,185 shares of Company common stock were sold to Dale S. Coenen. The purchase price for the sale to Mr. Coenen of $0.8582 per share was equal to the greater of book value, the closing price of the common stock on the day before the purchase, or the average closing price of the common stock for the thirty calendar day period preceding the purchase. The Company received net proceeds from the sale to Mr. Coenen of approximately $910,000.

On June 27, 2005, the Company closed a private placement pursuant to which 392,218 shares of Company common stock were sold to Clark-Reliance pursuant to the Agreement discussed

                     TRANS-INDUSTRIES, INC. AND SUBSIDIARIES

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                For The Three And Six Months Ended June 30, 2005

Liquidity and Capital Resources (continued)

above. The purchase price for the sale to Clark-Reliance of $0.6509 per share was equal to the greater of the closing price of the common stock on the day before the purchase or the average closing price of the common stock for the thirty calendar day period preceding the purchase. The Company received net proceeds from the sale to Clark-Reliance of approximately $250,000.

On June 29, 2005, the Company closed a previously disclosed private placement pursuant to which 597,015 shares of Company common stock were sold to Delmer Fields. The purchase price for the sale to Mr. Fields of $0.67 per share was equal to the greater of the closing price of the common stock on the day before the purchase or the average closing price of the common stock for the thirty calendar day period preceding the purchase. The Company received net proceeds from the sale to Mr. Fields of approximately $400,000. The Company used $637,000 of the proceeds from the above private placements to pay dividends in arrears for the Series A Preferred Stock. $923,400 of the proceeds were used to purchase 9,234 shares of the Series A Preferred Stock. The Company's Profit Sharing Plan used the proceeds from the sale of the Series A Preferred Stock to make distributions to certain participants, including Mr. Coenen and Mr. Fields.

On July 29, 2005 the Company sold certain machinery and equipment used at its Bad Axe, Michigan location with a net carrying amount of approximately $178,000 for $274,500. The transaction resulted in a gain of approximately $96,000 and the proceeds were then used to pay down bank debt.

On June 7, 2005, the Company sold all of the fixed assets and inventory of the Lobb Company for $100,000 and recorded a loss on the sale of approximately $3,000. The proceeds were used to pay down bank debt.

For 2005, anticipated working capital requirements are expected to be met from the cash flow from operations and the sale of one or more of the Company's manufacturing facilities and machinery and equipment. At December 31, 2004, there were no material commitments for capital expenditures for the ensuing year beyond the Company's normal tooling and line maintenance requirements.

As previously disclosed, on July 5, 2005, Trans-Industries, Inc. (the "Company") received a notice from the Nasdaq Stock Market ("Nasdaq") indicating the Company is not in compliance with Nasdaq's requirements for continued listing because, for the previous 30 consecutive business days, the bid price of the Company's common stock had closed below the minimum $1.00 per share requirement for continued inclusion under Nasdaq Marketplace Rule 4310 (c) (4) (the "Minimum Bid Price Rule"). Nasdaq stated in its notice that in accordance with Nasdaq Marketplace Rule 4310 (c) (8) (D), the Company will be provided 180 calendar days, or until January 3, 2006, to regain compliance with the Minimum Bid Price Rule. This notification has no effect on the listing of the Company's common stock at this time. For additional detail regarding the notice from the Nasdaq, see our Current Report on form 8-K dated July 5, 2005.

                     TRANS-INDUSTRIES, INC. AND SUBSIDIARIES

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company is exposed to the impact of interest rate changes and, to a lesser extent, foreign currency fluctuations and has not entered into interest rate transactions for speculative purposes or otherwise. Foreign currency exposures were immaterial as of June 30, 2005. The primary interest rate risk exposure has resulted from floating rate debt related to the Company's revolving loan facility and would be immaterial to the results from operations if rates were to increase 1% from June 30, 2005 rates. The Company does not currently hedge its exposure to floating interest rate risk.

Item 4. CONTROLS AND PROCEDURES

(a)  EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.

Our Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of June 30, 2005, that the Company's disclosure controls and procedures were not effective during the quarter-ended June 30, 2005.

This determination was made because of our Chief Executive Officer and Chief Financial Officer's belief that the Company's resources have been insufficient to address its financial reporting requirements in a timely fashion during recent periods. The Company has had to extend the filing deadlines for its fiscal year 2004 Form 10-K, its fiscal year 2003 Form 10-K, its September 30, 2003 Form 10-Q and one of its fiscal year 2004 Form 10-Qs because it lacked the resources to address the financial reporting related to significant and complex business transactions.

In particular, the Company has suffered from insufficient personnel resources. Additionally, the Company has struggled with complying with the increased reporting requirements that have resulted from the Sarbanes-Oxley Act and new NASD rules. Areas of the Company's internal controls and procedures that are insufficient include inventory quantity determination, inventory valuation, revenue recognition, warranty obligations, controls over fair value of equity securities, basic controls over the accuracy of general ledger information and controls over accounting for income taxes and required disclosure. Certain of these areas were recently brought to our attention by the Company's auditors and we are currently continuing to assess these areas. The Company's internal controls and procedures are also ineffective in ensuring that material information relating to the Company is made known to the Chief Executive Officer and Chief Financial Officer by others within the Company.

Specifically, our independent auditors have advised the Company that its internal controls over the following aspects of the Company's accounting are insufficient or non-existent and represent reportable conditions that they believe to be material weaknesses: inventory quantity determination, inventory valuation, revenue recognition, warranty obligations, controls over fair value of equity securities, basic controls over the accuracy of general ledger information and controls over accounting for income taxes and required disclosure.

                     TRANS-INDUSTRIES, INC. AND SUBSIDIARIES

Item 4. CONTROLS AND PROCEDURES

(a)  EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES (continued)

The Company reported in its September 30, 2004 Form 10-Q that as a part of its evaluation of internal controls and procedures, it expected that Company personnel, would have additional time to devote to financial reporting in the fourth quarter of 2004, that an employee was added to the Company's staff responsible for compliance with reporting obligations in November 2004, and that the Company expected that its disclosure controls and procedures would be fully effective during the fourth quarter of 2004 or soon thereafter. However, the additional staff and employee time was insufficient to provide the Company with the necessary resources to adequately address its internal controls and procedures. In addition, Company staff required additional time to adjust to the procedures of its new auditor.

The Company, including its new Chief Executive Officer appointed on March 16, 2005, is continuing to evaluate its resources for addressing its financial reporting and making appropriate changes to provide sufficient resources and time to prepare and file periodic reports within the time periods specified in the SEC's rules and regulations and provide for reviews by management, the Audit Committee and the Board of Directors. Our Chief Executive Officer and Chief Financial Officer are, in connection with the evaluation, reviewing our personnel, resources and disclosure controls and procedures. The evaluation is intended to lead to changes that will ensure that our disclosure controls are effective at a reasonable assurance level. Specifically, the evaluation is aimed at ensuring that our disclosure controls are effective for gathering, analyzing and disclosing in a timely manner the information we are required to disclose in our reports filed under the Securities Exchange Act of 1934. In addition, the Company was able to timely file the Form 10-Q for the first and second quarter of 2005 and expects to timely file future periodic reports.

(b)  CHANGES IN INTERNAL CONTROLS.

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

Item 6. EXHIBITS

     EXHIBIT INDEX

Exhibit No.    Description
------------   -----------
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

                                        TRANS-INDUSTRIES, INC.


Date: August 15, 2005                   /s/ Kai Kosanke
                                        ----------------------------------------
                                        Kai Kosanke, Treasurer
                                        and Chief Financial Officer


Date: August 15, 2005                   /s/ Keith LaCombe
                                        ----------------------------------------
                                        Keith LaCombe
                                        Assistant Treasurer

                                  EXHIBIT INDEX

EXHIBIT NO.    DESCRIPTION
------------   -----------
Exhibit 31.1   Sarbanes-Oxley, Section 302 CEO certification.

Exhibit 31.2   Sarbanes-Oxley, Section 302 CFO certification.

Exhibit 32.1   Sarbanes-Oxley, Section 906 CEO certification.

Exhibit 32.2   Sarbanes-Oxley, Section 906 CFO certification.