Form 10-Q
period 2005-09-30
TRANS INDUSTRIES INC
filed 2005-11-14
CIK 99102

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended September 30, 2005               Commission File Number 0-4539

                             TRANS-INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)

            Delaware
(State or other jurisdiction of                          13-2598139
 incorporation or organization)             (I.R.S. Employer Identification No.)

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

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Securities and Exchange Act of 1934). YES       NO   X
                                                            -----    -----

The number of shares outstanding of registrant's Common Stock, par value $.10 per share, at September 30, 2005 was 6,198,761.

                 TRANS-INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

              FORM 10-Q - FOR THE QUARTER ENDED SEPTEMBER 30, 2005

                                      INDEX

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

        A. Consolidated Statements of Operations ---
              Three months ended September 30, 2005 and 2004.
              Nine months ended September 30, 2005 and 2004.

        B. Consolidated Statements of Comprehensive Income/ (Loss)
              Nine months ended September 30, 2005 and 2004.

        C. Consolidated Balance Sheets ---
              September 30, 2005 and December 31, 2004

        D. Consolidated Statements of Cash Flows ---
              Nine months ended September 30, 2005 and 2004.

        E. Notes to Consolidated Financial Statements.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        RESULTS OF OPERATIONS

Item 3. QUANTITIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Item 4. CONTROLS AND PROCEDURES

PART II. OTHER INFORMATION

Item 6. EXHIBITS

                     TRANS-INDUSTRIES, INC. AND SUBSIDIARIES
              A. CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

                                                               For 3 Months Ended:         For 9 Months Ended:
                                                            -------------------------   -------------------------
                                                              9/30/05       9/30/04       9/30/05       9/30/04
                                                            -----------   -----------   -----------   -----------
 1   Gross sales less discounts, returns and allowances     $ 6,143,112   $ 6,908,580   $17,187,962   $22,141,046
 2   Cost of goods sold (note 2)                              5,315,116     5,142,557    13,781,575    18,737,366
                                                            -----------   -----------   -----------   -----------
 3   Gross profit                                               827,996     1,766,023     3,406,387     3,403,680
 4   Selling, general and administrative expense              1,972,915     2,133,229     5,624,940     6,240,547
 5   Restructuring costs (note 8)                                    --            19            --       129,017
                                                            -----------   -----------   -----------   -----------
 6   Operating income (loss)                                 (1,144,919)     (367,225)   (2,218,553)   (2,965,884)
 7   Other (income) expense
        Interest expense                                        145,794       123,043       386,364       446,619
        Other income                                            387,283    (2,384,522)      349,223    (2,395,733)
                                                            -----------   -----------   -----------   -----------
        Total other (income) expense                            533,077    (2,261,479)      735,587    (1,949,114)
                                                            -----------   -----------   -----------   -----------
 8   Earnings (loss) before income taxes                     (1,677,996)    1,894,254    (2,954,140)   (1,016,770)
 9   Income tax expense (benefit)                                    --            --            --            --
                                                            -----------   -----------   -----------   -----------
10   Net earnings (loss)                                     (1,677,996)    1,894,254    (2,954,140)   (1,016,770)
11   Preferred dividend                                              --       (18,750)     (708,461)      (43,542)
                                                            -----------   -----------   -----------   -----------
12   Net earnings (loss) available to common shareholders   $(1,677,996)  $ 1,875,504   $(3,662,601)  $(1,060,312)
                                                            ===========   ===========   ===========   ===========
13   Earnings (loss) per share: (note 6)
        Basic                                               $     (0.43)  $      0.60   $     (0.94)  $     (0.34)
        Diluted                                             $     (0.43)  $      0.50   $     (0.94)  $     (0.34)
                                                            ===========   ===========   ===========   ===========

See Notes to Financial Statements

                     TRANS-INDUSTRIES, INC. AND SUBSIDIARIES

     B. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME / (LOSS) (Unaudited)

                  NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

                                        2005          2004
                                    -----------   -----------
Net earnings/(loss)                 $(2,954,140)  $(1,016,770)
Other comprehensive loss:
   Equity adjustment from foreign
      currency translation               (2,952)       (5,145)
                                    -----------   -----------
Comprehensive earnings/(loss)       $(2,957,092)  $(1,021,915)
                                    ===========   ===========

See Notes to Financial Statements

                     TRANS-INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

C.

                                                                 (Unaudited)     (Audited)
                                                                   9/30/05       12/31/04
                                                                 -----------   ------------
ASSETS
Current Assets
   Cash                                                          $    45,390   $     20,438
   Accounts receivable                                             4,105,733      5,620,741
   Inventories (Note 2)                                            4,363,876      6,015,202
   Prepaid expenses                                                  441,410        406,033
                                                                 -----------   ------------
   Total current assets                                            8,956,409     12,062,414

Property, Plant & Equipment, at Cost
   Land                                                               49,973         49,973
   Buildings                                                       2,050,251      2,050,251
   Machinery & equipment                                           7,149,912     10,932,246
                                                                 -----------   ------------
                                                                   9,250,136     13,032,470
   Less: accumulated depreciation                                 (7,800,281)   (10,992,355)
                                                                 -----------   ------------
   Net plant and equipment                                         1,449,855      2,040,115

Other Assets
   Patents, licenses & trademarks,
      net of accumulated amortization                                 76,028         81,275
   Net real estate & assets held for sale                          1,033,664      1,087,691
   Other assets                                                      322,505        457,505
Total assets                                                     $11,838,461   $ 15,729,000
                                                                 ===========   ============

LIABILITIES AND STOCKHOLDERS EQUITY
Current Liabilities
Notes payable (Note 5)                                           $ 2,825,141   $  4,350,368
Current Installments
   -Long term debt (Note 5)                                        2,516,667      1,916,667
Accounts payable - trade                                           2,481,627      3,225,804
Accrued liabilities                                                2,149,574      2,038,879
                                                                 -----------   ------------
Total current liabilities                                          9,973,009     11,531,718

Long term debt, less current installments
Promissory note payable                                                   --      1,500,000
Other non-current liabilities                                        181,415        235,000

Stockholders Equity
Preferred stock, Series A, of $1 par value per share,
   100,000 authorized, 19,000 issued and outstanding 12/31/04,
   9,766 issued and outstanding 9/30/05                                9,766         19,000
Preferred stock, Series B, of $1 par value per share,
   215,000 authorized, 193,799 issued and outstanding                193,799        193,799
Preferred stock, Series B-1, of $1 par value per share,
   185,000 authorized, 166,667 issued and outstanding                166,667             --
Common stock of $.10 par value per share, 10,000,000
   authorized,  3,139,737 issued and outstanding 12/31/04,
   6,198,761 issued and outstanding 9/30/05                          619,877        313,974
Common stock warrants, 270,385 outstanding                           422,000        195,000
Additional paid-in capital                                         9,261,255      6,847,283
Accumulated deficit                                               (9,081,978)    (5,202,377)
Foreign currency translation                                          92,651         95,603
                                                                 -----------   ------------
                                                                   1,684,037      2,462,282
Total liabilities and stockholders equity                        $11,838,461   $ 15,729,000
                                                                 ===========   ============

See Notes to Financial Statements

                             TRANS-INDUSTRIES, INC.
              D. Consolidated Statements of Cash Flows (Unaudited) For the Nine Months Ended September 30, 2005 and 2004

                                                       2005          2004
                                                   -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings/(loss)                                $(2,954,140)  $(1,016,770)
Adjustments to reconcile net earnings/(loss)
To net cash provided by operations:
   Depreciation/Amortization                           650,551       623,811
   Decrease (increase) in accounts receivable        1,515,008       871,382
   Decrease (increase) in inventory                  1,651,326       375,452
   Inventory write down                                     --     2,300,000
   Decrease (increase) in prepaid expenses             (35,377)     (231,362)
   Increase (decrease) in accounts payable            (744,177)     (811,515)
   Increase (decrease) in accrued liabilities          110,695      (974,999)
   (Gain) loss on sale of property & equipment        (121,581)   (2,381,272)
   Other                                                 5,245      (557,458)
                                                   -----------   -----------
Net Cash Provided (Used) by Operations                  77,550    (1,802,731)

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of fixed assets                            (59,190)     (264,713)
   Proceeds from sale of property and equipment        309,508     2,524,361
                                                   -----------   -----------
Net Cash Provided (Used) by Investing                  250,318     2,259,648

CASH FLOWS FROM FINANCING ACTIVITIES
   Payment of long term debt                           (53,585)           --
   Net proceeds from term borrowing                    750,000            --
   Net repayment of term borrowings                   (154,029)    1,966,666
   Net (repayment) of Comerica term debt                    --    (3,197,181)
   Net proceeds (payment) of credit line            (1,521,198)    4,174,762
   Net (payment) of Comerica credit line                    --    (6,298,288)
   Note Payable                                             --     1,500,000
   Proceeds from issuance of common stock            2,310,709
   Proceeds from issuance of preferred stock                --     1,283,000
   Payment of called preferred stock                  (923,400)
   Preferred stock dividends                          (708,461)      (43,542)
                                                   -----------   -----------
Net Cash Provided (Used) by Financing                 (299,964)     (614,583)
Effect of foreign currency exchange rate changes        (2,952)       (5,145)
                                                   -----------   -----------
Net decrease (increase) in cash                         24,952      (162,811)
Cash at beginning of year                               20,438       166,488
                                                   -----------   -----------
Cash at end of quarter                             $    45,390   $     3,677
                                                   ===========   ===========
Supplemental Disclosures:
   Interest paid                                   $   371,031   $   408,306
   Income taxes paid                               $        --   $        --

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

2.   Inventories

     The major components of inventories are:

                    9/30/05     12/31/04
                  ----------   ----------
Raw Materials     $2,395,746   $2,719,367
Work in Process      764,841    1,343,767
Finished Goods     1,203,289    1,952,068
                  ----------   ----------
                  $4,363,876   $6,015,202
                  ==========   ==========

     Inventories are stated net of reserves, which are recorded as a cost of sales expense when set up. At 9/30/05 and 12/31/04 reserves were $896,264 and $2,128,000 respectfully.

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

                     TRANS-INDUSTRIES, INC. AND SUBSIDIARIES
                  E. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.   Note Payable and Long-Term Debt :

     Long-term debt consisted of the following:

                                                                    9/30/05     12/31/04
                                                                  ----------   ----------
Term note payable in monthly installments of $16,667, including interest at the bank's prime lending rate plus 1.75% (effective rate of 8.50% at September 30, 2005) with a balloon payment of
$1,000,000 on July 31, 2009. The note is secured by
substantially all the assets of the Company.                      $1,766,667    1,916,667

Term note due December 31, 2005, secured by substantially all of the Company's assets, with an interest rate of 1.00% over the banks' prime lending rate (effective rate of 7.75% at
September 30, 2005) and is payable at maturity.                      750,000           --

Subordinated Convertible Note (See note 9)                                --    1,500,000

Other long term commitments                                          181,415      235,000
                                                                  ----------   ----------

Total                                                              2,698,082    3,651,667
Less current maturities                                            2,516,667    1,916,667
                                                                  ----------   ----------
Long term portion                                                 $  181,415   $1,735,000
                                                                  ==========   ==========

     The aggregate maturities of long-term debt by year, as stated in the original agreements, are as follows:

2005         $  800,000
2006            200,000
2007            200,000
2008            200,000
2009          1,116,667
Thereafter      181,415
             ----------
             $2,698,082
             ==========

     The credit facility with Huntington National Bank includes a mortgage on its real estate for $2,000,000. The mortgage is a five year note, amortized over ten years with monthly payments of $16,667.67 and a final balloon payment of $1,000,000 due at maturity. Interest on the mortgage is at 1.75% (effective rate of 8.50% at September 30, 2005) over the banks prime lending rate. Additionally, the credit facility includes a $6,000,000 line of credit secured by all of the Company's assets. The credit line is a three-year facility with an interest rate of 1.25% (effective rate of 8.0% at September 30, 2005) over the bank's prime lending rate and is payable monthly. The Company, at September 30, 2005, had utilized $2,825,141 of its credit line with Huntington National Bank. The Company is in violation of an earnings requirement in its credit agreement with Huntington. The Company is not seeking waivers from Huntington for non-compliance of this provision.

                     TRANS-INDUSTRIES, INC. AND SUBSIDIARIES
                  E. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.   Note Payable and Long-Term Debt (continued)

     The Company's failure to obtain waivers for non-compliance with the credit agreement could result in a default and the lender could elect to declare all amounts outstanding to be immediately due and payable and terminate all commitments to extend further credit. If the Company is unable to repay those amounts; the lender could proceed against all collateral that secures the indebtedness. If the lender under the current or future indebtedness accelerates the payment of the indebtedness, the Company cannot assure that its assets or cash flow would be sufficient to repay in full its outstanding indebtedness. As a result of these circumstances, the Company reflected all of its existing lender debt as current, though the lender has not accelerated term debt maturity or demanded payment.

6.   Earnings (Loss) Per Share

     For the three and nine months ended September 30, 2005, and nine months ended September 30, 2004, all outstanding options and shares of convertible preferred stock have been excluded from the computation of diluted earnings
     (loss) per share as the effect would be anti-dilutive. The following table is a reconciliation of the numerator and denominator of the basic and diluted earnings per share computation for the three months ended September 30, 2004.

                                                   THREE MONTHS ENDED 9/30/04
                                               ----------------------------------
                                                                        PER SHARE
                                                EARNINGS      SHARES      AMOUNT
                                               ----------   ---------   ---------
Basic earnings per share:
   Earnings available to common stockholders   $1,875,504   3,139,737      $.60
   Effect of dilutive securities:
   Convertible preferred stock                         --     531,397        --
                                               ----------   ---------      ----
Diluted earnings per share:
   Earnings available to common stockholders
      plus assumed conversion:                 $1,875,504   3,721,134      $.50
                                               ==========   =========      ====

7.   Segment Information

     The Company operates in one market segment, the transportation industry, with products directed towards customers in the mass transit, highway, airline and rental car segments. Financial information summarized by geographic area is as follows:

                          9/30/05                    9/30/04
                 ------------------------   ------------------------
                               LONG LIVED                 LONG LIVED
                   REVENUES      ASSETS       REVENUES      ASSETS
                 -----------   ----------   -----------   ----------
United States    $11,835,817   $2,882,052   $18,463,616   $3,895,443
United Kingdom        29,425          -0-        44,506          -0-
Canada             5,289,374          -0-     3,565,059          -0-
Other                 33,346          -0-        67,865          -0-
                 -----------   ----------   -----------   ----------
Total            $17,187,962   $2,882,052   $22,141,046   $3,895,443
                 ===========   ==========   ===========   ==========

                     TRANS-INDUSTRIES, INC. AND SUBSIDIARIES
                  E. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.  Segment Information (continued)

Revenue by Product Line is as follows:


PRODUCT LINE                  9/30/2005     9/30/2004
------------                 -----------   -----------
Lighting Products            $ 8,205,475   $11,391,210
Digital Display Products       4,626,041     6,766,224
Mechanical Display Product     1,423,863     1,148,133
Dust Abatement Equipment       2,802,244     2,524,147
Other                            130,069       311,332
                             -----------   -----------
Total                        $17,187,962   $22,141,046
                             ===========   ===========

8.   Restructuring Costs

     The Company is continuing its restructuring program initiated in 2003 aimed at addressing profitability. Restructuring costs for the third quarter of 2004 and first nine months of 2004 amounted to $19 and $129,017 respectively. These costs were for consulting fees. There have been no restructuring costs incurred in 2005.

9.   Preferred and Common Stock:

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

     On September 30, 2005, the Company closed a previously disclosed private placement pursuant to which 1,008,606 shares of Company common stock were sold to the Clark-Reliance Corporation for $.7436 per share. The Company received net proceeds from the sale of $750,000. These proceeds were used for working capital, financing expenses and the reduction of certain term debt held by the Company's present lender.

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

                     TRANS-INDUSTRIES, INC. AND SUBSIDIARIES
                  E. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

                     TRANS-INDUSTRIES, INC. AND SUBSIDIARIES
                  E. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

                     TRANS-INDUSTRIES, INC. AND SUBSIDIARIES
                  E. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

10.  Stock Based Compensation

     At September 30, 2005, the Company has a stock-based employee compensation plan, which is described more fully in Notes B & I in the Company's Annual Report. The Company accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price greater than or equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net earnings (loss) and earnings (loss) per share if the company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

                     TRANS-INDUSTRIES, INC. AND SUBSIDIARIES
                  E. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. Stock Based Compensation (continued)

                                                        Three Months Ended September 30,
                                                        --------------------------------
                                                                2005         2004
                                                            -----------   ----------
Net earnings (loss), available to common stockholders       $(1,677,996)  $1,875,504

Deduct: Total stock-based employee compensation
expense determined  under fair value based method for
all awards, net of tax                                          (15,093)     (19,108)
                                                            -----------   ----------
Pro forma net earnings (loss) available to
Common stockholders                                         $(1,693,089)  $1,856,396
                                                            ===========   ==========
Earnings (loss) per share:
   Basic-as reported                                        $      (.43)  $      .60
   Basic-pro forma                                          $      (.43)  $      .59
   Diluted-as reported                                      $      (.43)  $      .50
   Diluted-pro forma                                        $      (.43)  $      .50

                                                        Nine Months Ended September 30,
                                                        -------------------------------
                                                               2005          2004
                                                           -----------   -----------
Net earnings (loss), available to common stockholders      $(3,662,601)  $(1,060,312)

Deduct: Total stock-based employee compensation
expense determined  under fair value based method for
all awards, net of tax                                         (45,279)      (57,324)
                                                           -----------   -----------
Pro forma net earnings (loss) available to
Common stockholders                                        $(3,707,880)  $(1,117,636)
                                                           ===========   ===========
Earnings (loss) per share:
   Basic-as reported                                       $      (.94)  $      (.34)
   Basic-pro forma                                         $      (.95)  $      (.36)
   Diluted-as reported                                     $      (.94)  $      (.34)
   Diluted-pro forma                                       $      (.95)  $      (.36)

In December 2004, the FASB issued a revision of FAS 123, "Share-Based Payment" (FAS 123R). FAS 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. The cost to be recognized will be measured based on the fair

                     TRANS-INDUSTRIES, INC. AND SUBSIDIARIES
                  E. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. Stock Based Compensation (continued)

value of the equity or liability instruments issued. The scope of FAS 123R includes a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. FAS 123R replaces FAS 123, "Accounting for Stock-Based Compensation," and supersedes APB Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees." As originally issued in 1995, FAS 123 established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that statement permitted entities the option of continuing to apply the guidance of APB 25 as long as the footnotes to the financial statements disclosed what net income would have been had the preferable fair-value-based method been used. At that time, we determined to continue to apply the guidance of APB 25 and make the required disclosures in our financial statement footnotes. Accordingly, we will be required to change our method of accounting for stock compensation costs. We will be required to adopt FAS 123R as of January 1, 2006. FAS 123R applies only to those awards granted or which become vested after the required effective date. We expect that the adoption of FAS 123R in the first quarter of 2006 will have no material effect on our results of operations, financial condition or cash flows.

                     TRANS INDUSTRIES INC. AND SUBSIDIARIES

            Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
             For The Three And Nine Months Ended September 30, 2005

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

                     TRANS INDUSTRIES INC. AND SUBSIDIARIES

Item 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
             For The Three And Nine Months Ended September 30, 2005

Results of Operations:

Sales for the third quarter of 2005 were $6,143,112 compared with $6,908,580 for the same period a year ago. This decrease of $765,468 was primarily due to decreased sales of the Company's lighting products. Sales for lighting products were down for the third quarter of 2005 by approximately $706,000 compared to the third quarter of 2004. The reduction in lighting products revenues is a result of reduced transit bus production, lower demand for the Company's modular parcel racks, and market acceptance of a competitor's product. Additionally, because the Company sold all the assets of the Lobb Company in June of 2005, $85,000 of the third quarter reduction in sales was attributed to the absence of humidifier sales. These same factors, including a $2,000,000 reduction in the sales of digital display products, resulted in a decrease in sales of $4,953,000 to $17,187,962 for the nine month period ending September 30, 2005. Sales for the first nine months of 2004 were $22,141,046. Cost of sales for the third quarter of 2005 was $5,315,116 compared to $5,142,557 for the third quarter of 2004. Included in the cost of sales for the third quarter of 2005 is approximately $882,000 of expense related to inventory adjustments consisting of a loss on the auction of obsolete inventory, adjustments to labor and overhead rates applied to work in process and finished goods inventory, and an adjustment to the Company's inventory reserve as a result of the complete shutdown of the Bad Axe facility and the resulting identification of certain slow moving inventory still remaining there. Cost of sales for the nine months ending 2005 was $13,781,575 compared to $18,737,366 for the same nine month period of 2004. This reduction is primarily the result of lower sales for the 2005 period. Furthermore, in the second quarter of 2004, the company established an inventory reserve in the amount of $2.3 million. This was recorded as a component of cost of sales during the second quarter of 2004.

For the third quarter of 2005 the Company posted a loss of $1,677,996 or $.43 per share, compared to a profit of $1,875,504, or $.60 per share, for the same period of 2004. For the third quarter of 2005, the Company incurred a number of one-time expenses that increased the losses for the quarter. These primarily related to the continued downsizing of Vultron. $185,000 was reserved for anticipated costs associated with the termination of employees. $350,000 was reserved for the close out and completion of a highway signage contract that the company previously had anticipated would be resolved through more favorable negotiations. For the third quarter of 2005, the Company also recorded as a component of material cost of sales, a charge of approximately $550,000. Approximately, one-half of this amount was the result of auction proceeds from obsolete inventory being less than Company expectations. The other half related to the shut down of the Bad Axe facility and the resulting slow moving inventory still remaining there. Finally, the Company increased its bad debt reserve by $212,000 for one specific customer due to this customer's deteriorating financial condition. Included in the profit for the third quarter of 2004, was a gain of $2,378,000 realized on the sale of a manufacturing facility. For the third quarter of 2005, the Company's general and administrative costs totaled $1,972,915; a 7.5% decrease from the third quarter of 2004 when costs totaled $2,133,229. This decrease of $160,314 is primarily attributable to staff reductions.

                     TRANS-INDUSTRIES, INC. AND SUBSIDIARIES

Item 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
             For The Three And Nine Months Ended September 30, 2005

Interest

Interest expense amounted to approximately $146,000 and $123,000 for the third quarters of 2005 and 2004, respectively. This increase of $23,000 was primarily the result of higher debt levels in 2005.

Liquidity and Capital Resources

As of September 30, 2005, the Company was in violation of an earnings requirement in its credit agreement with Huntington National Bank. As a result, all debt obligations to Huntington were callable at September 30, 2005, and currently remain callable. The Company has not sought waiver of these covenant violations from Huntington and the lender could elect to declare a default at any time, rendering all amounts outstanding immediately due and payable and terminating all commitments to extend further credit. In the event of a declaration of default, if the Company is unable to repay outstanding amounts, the lender could proceed against the collateral securing the indebtedness. If Huntington declares a default or otherwise accelerates the payment of the Company's obligations, there is no assurance that the Company's assets or cash flow would be sufficient to repay the amounts due. As a result of these circumstances, the Company has reflected all obligations to Huntington as current liabilities, although the lender has not accelerated or demanded payment. The Company continues to have frequent discussions with Huntington. The relationship is cooperative, cordial and professional. The Company and Huntington are currently discussing options, including additional equity infusion, to alleviate the credit facility issues. The Company expects Huntington to continue to extend the Company credit until the credit agreement issues discussed above are resolved.

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

                     TRANS-INDUSTRIES, INC. AND SUBSIDIARIES

Item 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
             For The Three And Nine Months Ended September 30, 2005

Liquidity and Capital Resources (continued)

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

On June 27, 2005, the Company closed a private placement pursuant to which 392,218 shares of Company common stock were sold to Clark-Reliance pursuant to the Agreement discussed above. The purchase price for the sale to Clark-Reliance of $0.6509 per share was equal to the greater of the closing price of the common stock on the day before the purchase or the average closing price of the common stock for the thirty calendar day period preceding the purchase. The Company received net proceeds from the sale to Clark-Reliance of approximately $250,000.

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

On September 30, 2005, the Company closed a previously disclosed private placement pursuant to which 1,008,606 shares of Company common stock were sold to the Clark-Reliance Corporation for $.7436 per share. The Company received net proceeds from the sale of $750,000. These proceeds were used for working capital, financing expenses and the reduction of certain term debt held by the Company's present lender.

                     TRANS-INDUSTRIES, INC. AND SUBSIDIARIES

Item 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
             For The Three And Nine Months Ended September 30, 2005

Liquidity and Capital Resources (continued)

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company is exposed to the impact of interest rate changes and, to a lesser extent, foreign currency fluctuations and has not entered into interest rate transactions for speculative purposes or otherwise. Foreign currency exposures were immaterial as of September 30, 2005. The primary interest rate risk exposure has resulted from floating rate debt related to the Company's revolving loan facility and would be immaterial to the results from operations if rates were to increase 1% from September 30, 2005 rates. The Company does not currently hedge its exposure to floating interest rate risk.

Item 4. CONTROLS AND PROCEDURES

(a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of September 30, 2005, that the Company's disclosure controls and procedures were not effective during the quarter-ended September 30, 2005. This determination was made because of our Chief Executive Officer and Chief Financial Officer's belief that the Company's resources have been insufficient to address its financial reporting requirements in a timely fashion during recent periods. The Company has had to extend the filing deadlines for its fiscal year 2004 Form 10-K, its fiscal year 2003 Form 10-K, its September 30, 2003 Form 10-Q and one of its fiscal year 2004 Form 10-Qs because it lacked the resources to address the financial reporting related to significant and complex business transactions.

                     TRANS-INDUSTRIES, INC. AND SUBSIDIARIES

Item 4. CONTROLS AND PROCEDURES

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

The Company, including its new Chief Executive Officer appointed on March 16, 2005, is continuing to evaluate its resources for addressing its financial reporting and making appropriate changes to provide sufficient resources and time to prepare and file periodic reports within the time periods specified in the SEC's rules and regulations and provide for reviews by management, the Audit Committee and the Board of Directors. Our Chief Executive Officer and Chief Financial Officer are, in connection with the evaluation, reviewing our personnel, resources and disclosure controls and procedures. The evaluation is intended to lead to changes that will ensure that our disclosure controls are effective at a reasonable assurance level. Specifically, the evaluation is aimed at ensuring that our disclosure controls are effective for gathering, analyzing and disclosing in a timely manner the information we are required to disclose in our reports filed under the Securities Exchange Act of 1934. In addition, the Company was able to timely file the Form 10-Q for the first, second and third quarter of 2005 and expects to timely file future periodic reports.

                     TRANS-INDUSTRIES, INC. AND SUBSIDIARIES

Item 4. CONTROLS AND PROCEDURES

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

Item 6. EXHIBITS

     EXHIBIT INDEX

Exhibit No.    Description
----------     -----------
Exhibit 31.1   Sarbanes-Oxley, Section 302 CEO certification.

Exhibit 31.2   Sarbanes-Oxley, Section 302 CFO certification.

Exhibit 32.1   Sarbanes-Oxley, Section 906 CEO certification.

Exhibit 32.2   Sarbanes-Oxley, Section 906 CFO certification.

Exhibit 10.1 Clark-Reliance Stock Purchase Agreement (incorporated by reference to the 8-K filed October 5, 2005)

                     TRANS-INDUSTRIES, INC. AND SUBSIDIARIES

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of l934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        TRANS-INDUSTRIES, INC.


Date: November 14, 2005                 /s/ Kai Kosanke
                                        ----------------------------------------
                                        Kai Kosanke, Treasurer
                                        and Chief Financial Officer


Date: November 14, 2005                 /s/ Keith LaCombe
                                        ----------------------------------------
                                        Keith LaCombe
                                        Assistant Treasurer

                                  EXHIBIT INDEX

Exhibit No.    Description
-----------    -----------
Exhibit 31.1   Sarbanes-Oxley, Section 302 CEO certification.

Exhibit 31.2   Sarbanes-Oxley, Section 302 CFO certification.

Exhibit 32.1   Sarbanes-Oxley, Section 906 CEO certification.

Exhibit 32.2   Sarbanes-Oxley, Section 906 CFO certification.

Exhibit 10.1 Clark-Reliance Stock Purchase Agreement (incorporated by reference to the 8-K filed October 5, 2005)